Form 10QSB
period 2003-06-30
LITTLE SIOUX CORN PROCESSORS LLC
filed 2003-08-19
CIK 1229899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2003

OR

☐ Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from to .

COMMISSION FILE NUMBER 0001229899

LITTLE SIOUX CORN PROCESSORS, L.L.C.
(Exact name of small business issuer as specified in its charter)

Iowa	42-1510421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4808 F Avenue, Marcus, Iowa 50135
(Address of principal executive offices)

(712) 376-2800
(Issuer’s telephone number)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes     ☐  No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:  As of June 30, 2003, there were 10,941 units outstanding.

Transitional Small Business Disclosure Format (Check one):      ☐  Yes      ☒  No

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

LITTLE SIOUX CORN PROCESSORS, L.L.C.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Consolidated Balance Sheet

ASSETS	June 30 2003	December 31 2002
	(Unaudited)	(Audited)
Current Assets
Cash	$1,359,254	$269,162
Restricted cash	461,048	268,195
Accounts receivable	4,430,233	8,454
Inventory	1,954,747
Prepaid expenses	236,064	17,487
Total current assets	8,441,346	563,298

Property and Equipment
Land and improvements	1,588,145	1,575,584
Buildings	15,219,426	—
Processing equipment	27,270,945	—
Grain handling equipment	5,053,884	—
Rail and other equipment	988,459	—
Furniture and fixtures	148,243	33,606
Construction in progress		41,800,320
	50,269,102	43,409,510
Less accumulated depreciation	969,389	4,607
Net property and equipment	49,299,713	43,404,903

Other Assets
Loan costs	487,060	477,874

Total Assets	$58,228,119	$44,446,075

Notes to Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Consolidated Balance Sheet

LIABILITIES AND MEMBERS’ EQUITY	June 30 2003	December 31 2002
	(Unaudited)	(Audited)
Current Liabilities
Bank overdraft		$220,354
Revolving promissory note	$2,157,035
Current maturities of long-term debt	3,022,098	1,743,201
Accounts payable
Trade	697,461	12,269
Construction	369,024	—
Derivative instruments	524,773	529,561
Accrued liabilities	197,667	50,916
Total current liabilitiies	6,968,058	2,556,301

Long-Term Debt, net of current maturities	31,061,127	25,059,217

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions,10,941 units issued and outstanding	10,842,237	10,842,237
Accumulated other comprehensive loss; net unrealized loss on derivative instruments	(384,205)	(438,257)
Retained earnings	1,354,912	(549,175)
	11,812,944	9,854,805
Minority interest	8,385,990	6,975,752
Total members’ equity	20,198,934	16,830,557

Total Liabilities and Members’ Equity	$58,228,119	$44,446,075

Notes to Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Consolidated Statement of Operations

	Six Months Ended June 30 2003	Six Months Ended June 30 2002
	(Unaudited)	(Unaudited)

Revenues	$11,764,929	$—

Cost of Goods Sold	10,053,197	—

Gross Profit	1,711,732	—

Operating Expenses	1,440,039	379,500

Operating Income (Loss)	271,693	(379,500)

Other Income/Expense
Interest income	—	23,817
Interest expense	(454,029)	—
Grants and other income	3,458,317	80,000
Total other income	3,004,288	103,817

Net Income (Loss) Before Minority Interest	3,275,981	(275,683)

Minority Interest in Sudsidiary Income (Loss)	(1,371,894)	115,597

Net Income (Loss)	$1,904,087	$(160,086)

Weighted Average Units Outstanding	10,941	1,239

Net Income (Loss) Per Unit	$174.03	(129.21)

Notes to Consolidated Financial Statements are an integral part of this Statement.

	Quarter Ended June 30 2003	Quarter Ended June 30 2002
	(Unaudited)	(Unaudited)

Revenues	$11,764,929	$—

Cost of Goods Sold	10,053,197	—

Gross Profit	1,711,732	—

Operating Expenses	1,078,490	81,417

Operating Loss	633,242	(81,417)

Other Income
Interest expense	(454,029)	—
Grants and other income	3,006,566	—
Total other income	2,552,537	—

Net Income (Loss) Before Minority Interest	3,185,779	(81,417)

Minority Interest in Sudsidiary Income (Loss)	(1,334,501)	34,977

Net Income (Loss)	$1,851,278	$(46,440)

Weighted Average Units Outstanding	10,941	1,636

Net Income (Loss) Per Unit	$169.21	(28.39)

Notes to Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Consolidated Statement of Cash Flows

	Six Months Ended June 30 2003	Six Months Ended June 30 2002
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net income (loss)	$1,904,087	$(160,086)
Depreciation	964,782
Minority interest in subsidiary’s income (loss)	1,371,894	(115,597)
Adjustments to reconcile net income (loss) to net cash from operations:
Accounts receivable	(4,421,779)	(918)
Restricted cash	(105,245)	—
Inventory	(1,954,747)	—
Prepaid expenses	(218,577)	(4,153)
Accounts payable	685,192	(64,246)
Accrued liabilities	146,751	(13,427)
Net cash used in operating activities	(1,627,642)	(358,427)

Cash Flows from Investing Activities
Capital expenditures		(18,417,357)
Net cash used in investing activities		(18,417,357)

Cash Flows from Financing Activities
Bank overdraft	(220,354)	—
Proceeds from revolving promissory note, net	2,157,035	—
Proceeds from issuance of long-term debt	1,383,924	1,678,610
Payments of long-term debt	(593,685)	(385,725)
Member contributions		10,226,000
Minority investment		7,750,000
Payments for costs of raising capital		(26,496)
Loan costs	(9,186)
Net cash from financing activities	2,717,734	19,242,389

Net Increase in Cash	1,090,092	466,605

Cash – Beginning of Period	269,162	349

Cash – End of Period	$1,359,254	$466,954

Notes to Consolidated Financial Statements are an integral part of this Statement.

	Six Months Ended June 30 2003	Six Months Ended June 30 2002
	(Unaudited)	(Unaudited)

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$711,542	$16,270

Supplemental Disclosure of Noncash Investing and Financing Activities
Construction in progress included in accounts payable	$369,024
Property, plant and equipment financed with note payable	$6,490,568	$5,572,943
Reallocation of capital		$309,613
Costs of raising capital reclassified from deferred offering costs		$156,624
Net premiums received on derivative instruments	$14,100
Net loss on exited derivative instruments	(145,512)
Unrealized loss on derivative instruments outstanding	(524,773)
Accumulated other comprehensive loss on derivative instruments	$(656,185)

Notes to Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2003

The statements included herein have been prepared by Little Sioux Corn Processors, LLC and Subsidiary, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial statements for the interim period, on a basis consistent with the annual audited financial statements.  The adjustments made to these financial statements consist only of normal recurring adjustments.  The financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Company’s Registration Statement on Form 10-SB, as amended (SEC Registration No. 0001229899).  The results of operations for three months and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statements

The consolidated financial statements include the accounts of Little Sioux Corn Processors, LLC (the “LLC”) and its 58.5% owned subsidiary, LSCP, LLLP (the “LSCP”), collectively, the “Company”.  All significant intercompany balances and transactions are eliminated in consolidation.

Minority Interest

Amounts recorded as minority interest on the balance sheet relate to the net investment by limited partners in LSCP plus or minus any allocation of income or loss of LSCP.  After giving effect to certain special allocations, income and losses of LSCP will be allocated to the partners based upon their respective percentage of partnership units held.

Nature of Business

The Company was organized to pool investors, some of whom intend to provide a corn supply, for a 40 million gallon ethanol plant, located near Marcus, Iowa, with distribution to upper Midwest states. In addition, the Company intends to produce and sell distillers dried grains (DDGS) as a by-product of ethanol production.

On October 16, 2001, the LLC formed LSCP, LP, a limited partnership of which the LLC is the general partner.  LSCP, LP owns the plant on which construction began in 2001 and all of the LLC’s operations are conducted through LSCP.  Prior to commencing operations in April 2003, the Company was a development stage company.  On June 26, 2003, the members of the LLC approved an election by LSCP, LP to convert to an Iowa limited liability limited partnership, LSCP, LLLP.

Fiscal Reporting Period

On June 26, 2003, the Company adopted a fiscal year ending September 30 for reporting financial operations.  Prior to that, the Company had a fiscal year ending December 31 for reporting financial operations.

Accounting Estimates

Management uses estimates and assumptions in preparing these consolidated financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates.

Cash

The Company maintains its accounts primarily at two financial institutions.  At times throughout the year, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation.

Restricted Cash

The Company is required to maintain cash balances at its broker related to derivative instruments outstanding.

Accounts Receivable

Credit terms are extended to customers in the normal course of business.  The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

Accounts receivable are recorded at their estimated net realizable value.  The Company follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Company is of the belief that such accounts will be collectible in all material respects and thus an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off.

Inventory

Inventory consists of raw materials, work in process, and finished goods.  Corn is the primary raw material and, along with raw materials, is stated at the lower of average cost or market.  Finished goods consist of ethanol produced and a by-product from ethanol production, DDGS, and are stated at the lower of first-in, first-out, (FIFO method) cost or market.

Property and Equipment

Property and equipment are stated at the lower of cost or estimated fair value. Depreciation is computed over estimated useful lives by use of the straight-line method.  Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.  The present value of capital lease obligations are classified as long-term debt and the related assets are included in equipment.  Amortization of equipment under capital lease is included in depreciation expense.  Interest was capitalized during the construction period.

Loan costs

Costs associated with the issuance of the construction loan discussed in Note 5 are reported as other assets, net of accumulated amortization.  Loan costs will be amortized to operations over the life of the loan using the effective interest method.  The construction loan was converted to term notes on June 23, 2003, at which point the Company began amortizing the related loan costs using the effective interest method.

Derivative Instruments

The Company enters into derivative instruments to offset the variability of expected future cash flows related to changes in interest rates and to purchases of inventory.  In June 2003, the Company entered into derivative instruments, an interest rate swap and an interest rate cap, which are classified as cash flow hedges, to hedge the variability of cash flows related to changes in interest rates.  The interest rate swap limits the adverse affects of an increase in interest rates upon the future payments of long term debt which contain variable interest rates.  The interest rate swap entered into hedges term note #2, as it is referred to in Note 5, with identical terms and the same notional amount.

The interest rate cap limits the adverse effects of an increase in interest rates upon the future payments of long term debt which contain variable interest rates.  The interest rate cap entered into hedges term note #3, as it is referred to in Note 5, with similar terms and notional amount.

Gains and losses from the interest rate swap and the interest rate cap will be reclassified into earnings quarterly when the loan payments are made.  Although the Company expects the interest rate swap and interest rate cap to be highly effective, any applicable ineffectiveness will be recorded in earnings.  Any gain or loss as a result of discontinuance of the interest rate swap or interest rate cap will be reclassified into earnings.  There have been no amounts reclassified into earnings related to the interest rate swap or the interest rate cap during the six months ended June 30, 2003.

The Company enters option contracts as derivative instruments, which are designed as hedges of specific volumes of corn expected to be used in the manufacturing process once the plant is completed. The Company uses option contracts, which are traded over the counter, to manage the exposure to price risk related to corn purchases which began in March 2003 and monthly thereafter until December 2003.  The Company does not typically enter into option contracts other than for hedging purposes. The options are recognized on the June 30, 2003 balance sheet date at their fair value.  On the date that the contract is entered into, the Company designates the option as a hedge of variable cash flows of certain forecasted purchases of corn used in the manufacturing process (a “cash flow hedge”). The Company formally documents all relationships between the options which serve as the hedging instruments and the hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions.  This process includes linking all options that are designated as hedges to the specific transaction or item being hedged.  The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the options that are used in hedging transactions are highly effective in offsetting changes in the hedged items.  When it is determined that an option is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.  When hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the balance sheet, and recognizes any changes in its fair value in earnings.

Changes in the fair value of options that are highly effective and that are designated and qualify as cash flow hedges are recorded in other comprehensive income and are not recognized in the statement of operations until the finished goods produced using the hedged item are sold.

The Company has recorded a liability for its options positions outstanding at June 30, 2003 of $524,773, which represents amounts due if the Company were to settle all contracts at June 30, 2003.  The two option positions at June 30, 2003 consist of a group of short put options and a group of long put options that coincide with purchases in July 2003 and continuing until December 2003.  At June 30, 2003, the short put options have an unrealized loss of $493,587 and the long put options have an unrealized loss of $17,086 net of premiums received of $14,100.  Realized losses from option contracts exited, but for which the inventory had not yet been sold, totaled $145,512 at June 30, 2003, and are included in other comprehensive income.  As the inventory related to these option contracts is sold, the realized losses will be reclassified into operations.  During the six months ending June 30, 2003, realized gains from option contracts exited and recognized in operations totaled $29,817 as the inventory related to these options contracts was sold.  At June 30, 2003, a total unrealized loss of $384,205 has been included in accumulated other comprehensive loss, net of minority interest share of $271,980, for a total of $656,185.

Income Taxes

Little Sioux Corn Processors, LLC and LSCP, LP are treated as partnerships for federal and state income tax purposes and generally do not incur income taxes.  Instead, their earnings and losses are included in the income tax returns of the members/partners. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.  Differences between consolidated financial statement basis of assets and tax basis of assets is related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes.  In addition, the Company uses the modified accelerated cost recovery system method (MACRS) for tax deprecation instead of the straight line method that is used for book depreciation, which causes temporary differences.

Grants

The Company recognizes grant income as other income for reimbursement of expenses incurred upon complying with the conditions of the grant.  For reimbursements of capital expenditures, the grants are recognized as a reduction of the basis of the asset upon complying with the conditions of the grant.

Commodity Credit Corporation Bioenergy Program

During 2003, the Company enrolled in the Commodity Credit Corporation Bioenergy Program (CCC), a department of the United States Department of Agriculture.  This program enables the Company to receive payments based on increases in production of ethanol over the previous year of up to $7,500,000 per year.  New production is eligible and is considered increased production.  Payments under the program are subject to pro rata reduction if aggregate payments to all producers in any fiscal year exceed the maximum annual funding of the program.  During the six months ended June 30, 2003, the Company recorded $2,846,301 as other income from the CCC.

Fair Value of Financial Instruments

The carrying value of cash and restricted cash approximate its fair value.

The Company believes the carrying amount of option contracts approximate fair value based on current market prices.

It is not currently practicable to estimate fair value of the line of credit and notes payable to the bank. Because these agreements contain certain unique terms, conditions, covenants, and restrictions, as discussed in Note 4 and 5, there is no readily determinable similar instrument on which to base an estimate of fair value.

2.  INVENTORY

Inventories consist of the following:

June 30 2003

Raw materials	$809,221
Work in process	401,893
Finished goods	743,633

Totals	$1,954,747

There were no inventories at June 30, 2002.

3.  CONSTRUCTION IN PROGRESS

Amounts included in construction in progress as of December 31, 2002 are as follows:

Construction costs	$41,349,796
Capitalized interest	391,695
Insurance and other costs	58,829

$41,800,320

The Company capitalized interest during the construction period of $747,766 and all interest incurred prior to completion was capitalized.  All amounts included in construction in progress have been placed in service during the second quarter ended June 30, 2003.

4.  REVOLVING PROMISSORY NOTE

Under the terms of the financing agreement, the Company has a revolving promissory note of up to $3,500,000 maturing in July 2003, renewable annually thereafter.  Upon conversion of the construction loan to term notes as described in Note 5, the revolving promissory note was amended where by interest is due monthly at the one month London Interbank Offered Rate (LIBOR) plus 380 basis points which totaled 4.92% at June 30, 2003.  Prior to this amendment, interest was due monthly at 1.0% plus the prime rate.  The Company pays a commitment fee of .125% on the unused portion of the revolving promissory note.  The outstanding balance at June 30, 2003 was $2,157,035.  The revolving promissory note as well as the term notes described in Note 5 are subject to protective covenants requiring the Company to maintain various financial ratios, are secured by all business assets, and require additional loan payments based on excess cash flow.  Subsequent to June 30, 2003, the revolving promissory note was renewed until July 2004.

5.  LONG–TERM DEBT

Long-term debt consists of the following:

	June 30 2003	December 31 2002
	(Unaudited)	(Audited)
Note payable to bank, principal and interest are due and payable on demand or July 30, 2003, interest is charged at 7.00%, secured by real estate, subordinate to the term notes	$50,000	$600,000

Note payable to bank, principal and interest are due and payable on demand or March 4, 2004, interest is charged at 7.00%, secured by real estate, subordinate to the term notes	150,000	150,000

Note payable to agricultural development agency, principal and interest are due and payable on July 30, 2004, no interest rate is charged as long as the note is repaid by June 30, 2004, thereafter, interest will retroactively accrue at the prime rate, secured by a general security agreement covering substantially all assets, subordinate to term notes	50,000	50,000

Totals carried forward	$250,000	$800,000

	June 30 2003	December 31 2002
	(Unaudited)	(Audited)

Totals brought forward	$250,000	$800,000

Note payable to related party, principal and interest are due and payable on July 25, 2007, interest is charged at 7.00%, secured by real estate, subordinate to term notes	1,250,000	1,250,000

Construction note payable to bank, converted to term notes as described below		19,777,003

Term note #2 payable to lending institution, see terms below	15,732,500

Term note #3 payable to lending institution, see terms below	10,732,500

Term note #4 payable to lending institution, see terms below	5,000,000

Construction payable periodically paid by draws from the construction note payable		4,613,505

Capital lease obligations, due in monthly installments initially totaling $6,768 commencing April 1, 2003 including implicit interest between 7.4% and 17.4% through March 1, 2008, secured by leased equipment	350,341	361,910

Note payable to governmental unit, due in monthly payments of $3,472 without interest, maturing on January 28, 2009, secured by real estate, subordinated to term notes	232,639

Note payable to bank due in monthly payments of $5,921 including interest at 6% maturing on March 2, 2004, secured by real estate, subordinated to term notes	235,245

Totals carried forward	$33,783,225	$26,802,418

	June 30 2003	December 31 2002
	(Unaudited)	(Audited)

Totals brought forward	$33,783,225	$26,802,418

Note payable to state development agency due in sixty monthly installments beginning August 1, 2004 of $1,167 without interest, payable in full on July 1, 2009, secured by all equipment	210,000

Note payable to state development agency, forgivable upon completion of the ethanol plant and the sale of 40 million gallons of ethanol, otherwise due with interest from July 1, 2006 through 2009, secured by all equipment	90,000

Totals	34,083,225	26,802,418

Less amounts due within one year	3,022,098	1,743,201

Totals carried forward	$31,061,127	$25,059,217

The Company obtained debt financing from a lending institution in the form of a construction and term loan and a revolving promissory note.  The construction loan provided the lesser of 60% of the total cost of the project or $31,465,000 with a variable rate during the construction period of 1.0% plus the prime rate, which at December 31, 2002 totaled 5.25%.  The construction period is deemed to be the earlier of the first 12 months following the closing date, July 25, 2002, or the completion of construction.  The construction loan was converted to three term notes on June 23, 2003, referred to by the lending institution as term notes #2, #3, and #4.  Term note #2 totals $15,732,500 with fixed principal payments of varying amounts due quarterly beginning September 1, 2003 with interest at the three month LIBOR plus 280 basis points, which totaled 3.91% at June 30, 2003, payable in full on June 1, 2008.  As part of the financing agreement and as described in Note 1, the Company accepted a fixed rate option on term note #2 by entering into an interest rate swap which effectively fixes the interest rate on this term note at 5.79% until this term note is repaid on June 1, 2008.

Term notes #3 and #4 total $10,732,500 and $5,000,000, respectively, with term note #3 bearing interest at the three month LIBOR plus 380 basis points and term note #4 bearing interest at the one month LIBOR plus 380 basis points, which totaled 4.91% and 4.92%, respectively, at June 30, 2003, both payable in full on June 1, 2008.  The Company is required to make quarterly payments of $506,588 beginning September 1, 2003.  The quarterly payments are applied first to accrued interest on term note #4.  The remaining amount is applied to accrued interest on the term note #3 and then to principal until this note is repaid in full or until maturity.  After term note #3 is repaid, payments are applied first to accrued interest and then to principal on the term note #4 until paid in full or until maturity.  Term note #4 allows subsequent borrowings up to the original $5,000,000 to the extent principal payments have been made until maturity.

As part of the financing agreement, the premium above the LIBOR on the term notes may be reduced based on a financial ratio.  The financing agreement requires an annual servicing fee of $50,000 for five years.  As described in Note 1, the Company entered into an interest rate cap agreement to reduce the risk of increases in interest rates.  The interest rate cap agreement is based on a notional amount of $10,000,000 and caps increases in interest rates at 6.8% on this amount until June 1, 2006.

The subordinated notes payable to the bank and related party require additional cash flow anticipated to be received from the Commodity Credit Corporation Bioenergy Program to be split pro rata between the subordinated debtors as additional payments on the notes.

The estimated maturities of long-term debt at June 30, 2003 are as follows:

2004	$3,022,098
2005	2,861,488
2006	3,079,952
2007	3,124,481
2008	21,788,616
After 2008	206,590

Total long-term debt	$34,083,225

Equipment includes the following equipment under capital leases:

	June 30 2003	December 31 2002

Equipment	$455,937	$363,416
Accumulated amortization	11,857	750

Net equipment under capital leases	$444,080	$362,666

The Company has leased equipment under operating and capital leases through 2008.  At June 30, 2003, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year:

	Operating Lease	Capital Leases

2004	$326,108	$81,210
2005	326,108	81,210
2006	326,108	80,440
2007	326,108	79,893
2008	121,808	59,919
Total minimum lease commitments	$1,426,240	382,670
Less amount representing interest		32,329

Present value of minimum lease commitments; included in the preceding long-term debt		$350,341

6.  MEMBERS’ EQUITY

As specified in the LLC’s operating agreement, the LLC has one class of membership units. The LLC is authorized to issue 28,000 membership units. On March 6, 2001, the LLC prepared a Registration Statement with the State of Iowa for 27,000 units, which were available for sale at $1,000 per unit. The initial Registration Statement was amended during 2001 whereby the minimum offering was reduced from $18 million to $8 million in anticipation of the LLC becoming the general partner in LSCP, an entity formed on October 16, 2001 that would own and operate the plant.  Additionally, through amendment of the Registration Statement, the offering price was increased, for units purchased after August 14, 2001 from $1,000 to $1,100 to encourage investors to purchase units before August 14, 2001 and offering was extended from closing date of December 31, 2001 to March 6, 2002. The LLC raised $10,226,000 by issuing 10,002 units of the LLC through this offering.  Furthermore, the LLC received a $309,613 contribution of equity from the limited partners in LSCP via allocation of units in excess of net assets contributed by the LLC.  The limited partners agreed to this allocation in recognition of efforts and funds previously expended for the development of the plant held by LSCP.

7.  COMPREHENSIVE INCOME

Total comprehensive income (loss) for the six months ended June 30, 2003 and 2002 was comprised of the following:

	June 30	June 30
	2003	2002

Net income (loss)	$1,904,087	$(160,086)
Net gain on derivative instruments	92,396
Minority interest in gain on derivative instruments	(38,344)

Total comprehensive income (loss)	$1,958,139	$(160,086)

Total comprehensive income (loss) for the three months ended June 30, 2003 and 2002 was comprised of the following:

	June 30	June 30
	2003	2002

Net income (loss)	$1,851,278	$(46,440)
Net loss on derivative instruments	(103,495)
Minority interest in loss on derivative instruments	42,862

Total comprehensive income (loss)	$1,790,645	$(46,440)

Net gain or loss on derivative instruments for the three months and six months ended June 30, 2003 was impacted primarily by changes in the fair value of the outstanding option contracts, related to the price of corn.  Fluctuations in the value of the option contracts are generally offset by changes in the fair value or cash flows of the underlying exposures being hedged.

8.  RELATED PARTY TRANSACTIONS

The engineer and general contractor became limited partners in LSCP during 2002 by investing $500,000 and $1,750,000, respectively.  At June 30, 2003, the Company had construction payable to the general contractor of $369,024.  As described in Note 9, an investor in LSCP will market the ethanol produced by the Company.

9.  COMMITMENTS AND CONTINGENCIES

The Company has entered into a marketing agreement whereas the Company agrees to sell certain grains and solubles.  In return, the buyer agrees to pay the Company a percentage of the selling price for grains and a fixed dollar amount per ton of solubles.  The agreement commences when the Company begins selling certain grains and solubles and continues for a year initially and terminable thereafter by either party.

The Company has entered into an ethanol marketing agreement with a related party.  The Company agrees to pay the related party a fixed dollar amount per gallon for every gallon of ethanol produced by the Company and sold by the related party.  The initial term is four years once the Company commences selling ethanol with renewal options thereafter in one year increments.

The Company has entered into a risk management agreement for its derivative activity with a consulting firm.  The consulting firm agrees to provide the Company advice, assistance and risk management services.  As part of the agreement, the Company agrees to pay the consulting firm a fee of $.002 per gallon of ethanol produced during the term beginning the day of the month after production begins.  The initial estimated monthly payment is $6,667.  The agreement began in 2002 and continues until July 15, 2003 and is terminable thereafter by either party.  During the second quarter ending June 30, 2003, the Company incurred costs of approximately $20,000 under this agreement.  Subsequent to June 30, 2003, the risk management agreement has been extended and is month to month until terminated by either party.

Item 2.    Management’s Discussion and Analysis and Plan of Operations

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report.  We are not under any duty to update the forward-looking statements contained in this report.  We cannot guarantee future results, levels of activity, performance or achievements.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect.  We qualify all of our forward-looking statements by these cautionary statements.

Overview

Little Sioux Corn Processors, L.L.C. was formed as an Iowa limited liability company on September 28, 2000, for the purpose of constructing and operating a 40 million gallon per year ethanol plant in northwest Iowa.  We raised equity by registering our Class A membership units with the State of Iowa.  The offering commenced on March 6, 2001 and ended on March 6, 2002.  During the offering period, we sold 10,002 of our Class A membership units and received aggregate sales proceeds of $10,226,000.

As of December 31, 2002, we had 10,941 Class A membership units issued and outstanding and a total of 720 unit-holders.  As of December 31, 2002, we had assets exceeding $10 million.  Because we had assets exceeding $10 million and 720 unit-holders as of the end of our last fiscal year (December 31, 2002) we registered our Class A membership units with the U.S. Securities and Exchange Commission on April 30, 2003, pursuant to Section 12(g) of the Securities Exchange Act of 1934.

We contributed our unit sales proceeds to LSCP, LP, an Iowa limited partnership, in exchange for the sole general partnership interest.  In 2002, our project engineer and general contractor invested $500,000 and $1,750,000, respectively in LSCP, LP.  LSCP, LP, has constructed and currently operates the ethanol plant.  We control the business and day-to-day operations of the ethanol plant through our sole general partnership interest in LSCP, LP.  On June 26, 2003, our members voted to elect limited liability status for LSCP, LP.  As of July 31, 2003, LSCP, LP, converted to LSCP, LLLP, an Iowa limited liability limited partnership.  We currently own a 58.5% ownership interest in LSCP, LLLP.  Little Sioux Corn Processors, L.L.C. and its subsidiary, LSCP, LLLP, are collectively referred to in this report as the “Company”, “we”, or “us”.

In April 2003, we substantially completed construction of a 40 million-gallon per year ethanol plant near Marcus, Iowa and commenced plant operations.  During the months of May and June, we were engaged in preliminary testing of plant operations and start-up production.  The plant satisfied all preliminary testing.  We are currently engaged in the production of ethanol and distillers grains at our plant.  Since commencement of plant operations, the plant’s production capacity has consistently exceeded the 40 million gallon production guarantee provided by the general contractor.  We sell and distribute our ethanol and distillers grains throughout the upper Midwest.

Plan of Operations for the Next 12 Months

We expect to spend the next 12 months continuing to operate the ethanol plant.  Landscaping, drainage systems and access roads still need to be completed.  Certain design improvements will be installed as they are developed.  The plant may be shut down from time to time over the next 12 months to incorporate these design improvements.

We have an outstanding balance of $369,024 on our design-build contract.  Of the outstanding balance of $369,024, we expect to pay $119,024 within the next 3 months and anticipate paying the remaining balance of $250,000 pending satisfactory completion of certain performance guarantees provided under our design-build contract.  As of June 30, 2003, final construction costs, including the outstanding balance of $369,024, total $45,254,271.  Final construction costs only include amounts due to our general contractor and do not include other costs incurred in connection with construction of the plant such as the cost of land, expenses for landscaping, drainage systems, access roads and rail switches.

We expect to construct an additional 500,000 bushels of grain storage within the next 12 months to allow the plant to buy corn at cheaper levels when grain is available for sale.  We also expect to pave the driveways within the boundaries of the plant to reduce dust emissions.  The plant’s emissions standards must be tested within six months of start-up production.  We expect emissions testing to take place in September 2003.  We expect the plant to satisfy the prescribed emission standards allowing the plant to continue operating at a capacity in excess of 40 million gallons of ethanol per year.

We expect to have sufficient cash available to cover our costs over the next 12 months, including completion of construction, corn and natural gas supplies, staffing, office, audit, legal, compliance and working capital costs.  The following is our estimate of our costs and expenditures for the next 12 months:

Operating Costs:
Corn Costs	$36,161,000
General and administrative costs	3,930,000
Natural Gas Costs	8,100,000
Chemical Costs	4,306,000
Other Production Costs	3,204,000

Total operating costs	$55,701,000

The estimates in the table set forth above are based upon our limited operational experience and that of our general contractor with other ethanol plants similar to ours.  These are only estimates and our actual expenses and costs could be much higher due to a variety of factors outside our control, such as:

•                  Changes in the availability and price of corn;

•                  Changes in federal ethanol tax incentives;

•                  Changes in the environmental regulations that apply to our plant operations;

•                  Increased competition in the ethanol industry;

•                  Changes in interest rates or the availability of credit;

•                  Changes in our business strategy, capital improvements or development plans;

•                  Changes in plant production capacity or technical difficulties in operating the plant;

•                  Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries; and

•                  Changes in the availability and price of natural gas and the market for wet and modified wet distillers grains.

Natural gas is an important input to out manufacturing process.  We use natural gas to dry our distillers grains products to moisture contents at which they can be stored for long periods, transported greater distances, and desired by broader livestock markets, including poultry and swine.  Natural gas has recently been available only at prices exceeding historical averages.  These prices are increasing our costs of production.  We expect natural gas prices to remain high or increase at least through the 2003-2004 winter months.  We intend to purchase options to purchase natural gas at affordable rates in order to protect a sustainable level of operating revenues.  Lower prices than expected for other inputs, increased operating efficiencies, and sales of our wet distillers grains products also help protect our operating profits.  Nonetheless, we may not recover high costs of production resulting from high natural gas prices.

We anticipate spending approximately $55.7 million over the next twelve months.  We have projected to spend approximately $51.8 million on direct cost of goods sold and production costs.  We also expect to incur approximately $3.9 million for general and administrative costs.  Our production costs could rise, however, if the cost of natural gas increases.  According to the Energy Information Administration, the cost of natural gas could double this winter, resulting in higher costs of production that may not be recovered.

We expect to fund our costs and expenditures for the next 12 months using cash flow from continuing operations, lines of credit, USDA grant proceeds and cash reserves.  Based upon our expected sources of funds, we do not anticipate a need to raise additional funds within the next 12 months.

We use commodity option contracts, which are purchased and sold through regulated commodity exchanges, such as the Chicago Board of Trade, and over-the-counter exchanges to manage our price risk exposure relating to the corn supply necessary for plant operations.  We enter into option contracts for hedging purposes only.  We purchase our option contracts based upon the specific volumes of corn and natural gas we expect to use in our manufacturing process.  Quotes listed on regulated commodity exchanges primarily determine the fair value of the option contracts.  When we purchase an option contract, we designate the option contract as a hedge of variable cash flows of certain forecasted purchases of corn and natural gas used in the manufacturing process.  We record all of our option contracts at fair market value with changes in the value of the contracts recorded in accumulated other comprehensive income, until the inventory to which the option contract relates is sold, at which time it is recorded in current period earnings.  In order to protect our cost of corn, we expect that we will hedge approximately 50% of our corn supply needs for the next 12 months through option contracts.  Similarly, due to volatility in the market for natural gas, we expect that we will hedge a portion of our natural gas supply needs for the next 12 months through option contracts.  We have entered into a risk management agreement with a consulting firm that provides assistance to us with our risk management strategies, including price protection of our corn and natural gas supplies.  During the next 12 months, we expect to continue using the services of the consulting firm with respect to our risk management strategies.

We have hired approximately 30 full-time employees to operate the ethanol facility.  We have 20 full-time employees in ethanol production operations and 10 full-time employees in general management and administration.   We do not expect to hire a significant number of additional employees during the next 12 months.

We expect to continue using Archer Daniels Midland Company to market and distribute our ethanol for at least the next 12 months.  We expect to continue using Commodity Specialist Company to market and sell our distillers grains for at least the next 12 months.

Liquidity and Capital Resources

As of June 30, 2003, we had the following consolidated assets: cash of $1,359,254, current assets of $8,441,346 and total assets of $58,228,119.  As of June 30, 2003, we had consolidated current liabilities of $6,968,058.  Our members’ contributions, net of costs related to capital contributions, was $10,842,237.  Our members’ equity was $11,812,944 and consisted of an accumulated other comprehensive loss of $384,205 and retained earnings of $1,354,912.  The equity of the minority interest held by the limited partners was $8,385,990, for a total members’ equity of $20,198,934.

In April 2003 we substantially completed construction of our ethanol plant and began operations.   For the 6 months ended June 30, 2003, cash used in operating activities was $1,627,642.  Our operating activities were financed through an increase of $2,157,035 in our revolving promissory note and an increase of $1,383,924 in our long-term debt financing.

On June 23, 2003, we converted the construction note to three term notes.   First National Bank of Omaha holds the term notes and refers to the notes as Term Notes #2, #3 and #4.  Term Note #2 is in the principal amount of $15,732,500 and is payable in quarterly installments beginning September 1, 2003.  Interest on Term Note #2 is at the three month LIBOR plus 2.8%, which totaled 3.91% as of June 30, 2003.  Term Note #2 is payable in full on June 1, 2008.  In order to achieve a fixed interest rate option on Term Note #2, we have entered into an interest rate swap which helps protect our exposure to increases in interest rates.  Our interest rate swap effectively fixes the interest rate on Term Note #2 at 5.79% until June 1, 2008.

Term Note #3 is in the principal amount of $10,732,500 and is payable in quarterly installments beginning September 1, 2003.  Interest on Term Note #3 is at the three month LIBOR plus 3.8%, which totaled 4.91% as of June 30, 2003.  Term Note #3 is payable in full on June 1, 2008.  In order to protect our interest rate exposure on Term Note #3, we entered into an interest rate cap agreement based on a principal amount of $10,000,000.  Our interest rate is capped at 6.8% for Term Note #3 until June 1, 2006.

Term note #4 is in the principal amount of $5,000,000 and is payable in quarterly installments beginning September 1, 2003.  Interest on Term Note #4 is at the one month LIBOR plus 3.8%, which totaled 4.92% as of June 30, 2003.  Term Note #4 is payable in full on June 1, 2008.  The aggregate indebtedness represented by the Term Notes #2, #3 and #4 is $31,465,500.

We expect our interest rate swap and cap agreement to adequately protect us in the event of changes in interest rates.  However, we may not be fully protected in the event of large movements in interest rates.  Any loss we experience as a result of discontinuance of our interest rate swap or cap will be reclassified into earnings.  We have not experienced any loss in connection with our interest rate swap or cap during the six months ended June 30, 2003.

We have a note payable to Farmers State Bank of Marcus, Iowa, in the amount of $50,000, with principal and interest due and payable on demand or on July 30, 2003.  Interest is charged at the rate of 7% per annum and the note is secured by real estate subordinated to the Term Notes.  We have another note payable to Farmers State Bank of Marcus, Iowa, in the amount of $150,000, with principal and interest due and payable on demand or on March 4, 2004.  Interest is charged at the rate of 7% per annum and the note is secured by real estate subordinated to the Term Notes.  We have a note payable to the Iowa Department of Economic Development in the amount of $50,000, with principal and interest due and payable on July 3, 2004.  No interest is charged as long as the note is repaid by June 30, 2004 and interest will retroactively accrue at the prime rate.

We have a note payable to Fagen, Inc., in the amount of $1,250,000, with principal and interest due and payable on July 25, 2007.  Interest is charged at the rate of 7% per annum and the note is secured by real estate subordinated to the Term Notes.

We have capital lease obligations in the amount of $350,341, due in monthly installments initially totaling $6,768 commencing April 1, 2003, and including implicit interest between 7.4% and 17.4% through March 1, 2008.  The capital lease obligations are secured by leased equipment.

We have a note in the amount of $232,639 payable to an Iowa Department of Economic Development loan program due in monthly installments of $3,472 without interest, maturing on January 28, 2009.  The note is secured by real estate subordinated to the Term Notes.  We have a note with Farmers State Bank of Marcus, Iowa, in the amount of $235,245 payable in monthly payments of $5,921, including interest at 6%, maturing on March 2, 2004.  The note is secured by real estate subordinated to the Term Notes.  We have a note in the amount of $300,000 payable to governmental units due in 60 monthly installments beginning August 1, 2004 in the amount of $1,667 without interest.  The note matures on July 1, 2009.  The note has a $90,000 portion subject to forgiveness if we meet certain qualifications.  The note is secured by all equipment.

We have a revolving promissory note of up to $3,500,000 with First National Bank of Omaha maturing in July, 2003 and renewable annually thereafter, with interest due monthly at the one month LIBOR plus 3.8%, which totaled 4.92% as of June 30, 2003.  The revolving promissory note is our operating line of credit.  We pay a commitment fee of 0.125% on the unused portion of the line.  The outstanding balance as of June 30, 2003, was $2,157,035.  The revolving promissory note is subject to protective covenants requiring us to maintain various financial ratios.  The revolving promissory note is secured by all business assets. After June 30, 2003, we renewed the revolving promissory note until July 2004.

Term Notes #2, #3 and #4 are subject to protective covenants requiring us to maintain various financial ratios, are secured by all business assets, and require additional loan payments based on excess cash flow.  The notes payable to Farmers State Bank of Marcus, Iowa and Fagen, Inc., require additional loan payments based on excess cash flow which includes payments received from the USDA’s Commodity Credit Corporation, as discussed below.

We have enrolled in the USDA’s Commodity Credit Corporation Bioenergy Program.  During the six months ended June 30, 2003, the Company recorded $2,846,301 as other income from the Commodity Credit Corporation.   Under the grant program, the Commodity Credit Corporation will reimburse eligible ethanol producers of less than 65 million gallons of bioenergy one bushel of corn for every two and one-half bushels of corn used for the increased production of ethanol.  No eligible producer may receive more than $7.5 million under the program.   Because we are an eligible producer and expect to annually utilize 15 million bushels of corn in the increased production of ethanol, we expect to potentially receive the maximum award of $7.5 million.  However, the Commodity Credit Corporation may award only $150 million annually fiscal years 2003 through 2006, and any award we received may be reduced based upon the volume of applications from other eligible producers.  The estimated maximum award of $7.5 million is based upon an increase in national ethanol production capacity of 426 million gallons per year.  We anticipate a slight reduction in the Commodity Credit Corporation grant (in the range of 5% to 10%) if national ethanol production capacity exceeds 468 million gallons per year (based upon $2.00/bushel corn). We do not anticipate a significant reduction in the grant until the increase in national ethanol production capacity exceeds 900 million gallons per year. We expect to be eligible to receive an award under the program only once during the life of our project; however, due to timing differences between our fiscal year and the fiscal year of the federal government, or, if we increase our production capacity at some point in the future and during the life of the grant program, we may become eligible to receive more than $7.5 million or we may become eligible more than once for this award.

Item 3.  Controls and Procedures

Our President (the principal executive officer), Daryl Haack, and our Treasurer (the principal financial officer), Doug Lansink, have reviewed our disclosure controls and procedures as of the end of the period covered by the period covered by this report.  Based upon this review, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is made known to them by others within the Company.  Our principal executive officer and principal financial officer have evaluated any changes in our internal control over financial reporting that occurred as of the end of the period covered by this report and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities.

In 2000 and 2001, we sold 939 Class A membership units to our seed capital investors at a price of $500 per unit and received aggregate proceeds of $469,500.  In 2002, we sold a total of 10,002 Class A membership units, which were registered and offered in the State of Iowa, to residents of the State of Iowa.  We sold 7,812 Class A membership units at a price of $1,000 per unit and we sold 2,190 Class A membership units for a price of $1,100 per unit.  From our 2002 Class A membership unit sales we received total aggregate proceeds of approximately $10,226,000.  We claimed exemption from federal registration with respect to our Class A membership unit sales due to the application of Section 3(a)(11) of the Securities Act of 1933 (regarding intra-state offerings), and state registration due to application of Iowa Code Section 502.203(9) regarding small issuers.  The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were affixed to unit certificates and instruments issued in such transactions.  All recipients had adequate access through their relationships with us, to information about us.  We have no Class B membership units outstanding.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

Our members held their annual meeting on June 26, 2003.  There were 2,445 Class A membership units represented in person and 3,396 Class A membership units represented by proxy, for a total of 5,841 Class A membership units represented at our annual members’ meeting.  Two matters were discussed and voted on at the annual meeting.  First, our members voted to approve a change in our fiscal year from January 1 through December 31 to October 1 through September 30, effective as of June 26, 2003.  5,841 Class A membership units were voted in favor of the change in fiscal year and no membership units voted against the change.  There were no abstentions.  Second, our members voted to approve an election by LSCP, LP, to convert to an Iowa limited liability limited partnership.  5,783 Class A membership units were voted in favor of the LLLP election and 18 Class A membership units voted against the election.  There were no abstentions.  Members did not elect directors at the annual members’ meeting held June 26, 2003.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  The following exhibits are included herein:

31.1	Certificate Pursuant to 17 CFR 240.15d-14(a)
31.2	Certificate Pursuant to 17 CFR 240.15d-14(a)
32.1	Certificate Pursuant to 18 U.S.C. § 1350
32.2	Certificate Pursuant to 18 U.S.C. § 1350

(b)                                 Reports on Form 8-K.

On July 11, 2003, we filed Form 8-K reporting the change in our fiscal year from January 1 through December 31 to October 1 through September 30, effective as of June 26, 2003.  We will file Form 10-KSB for the period January 1 through September 30, 2003, to cover the transition period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITTLE SIOUX CORN PROCESSORS, L.L.C.

Date:	August 19, 2003	/s/ Daryl Haack
Daryl Haack
President (Principal Executive Officer)

Date:	August 19, 2003	/s/ Doug Lansink
Doug Lansink
Treasurer (Principal Financial and Accounting Officer)