Form 10KSB
period 2003-09-30
LITTLE SIOUX CORN PROCESSORS LLC
filed 2003-12-29
CIK 1229899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☐ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended September 30, 2003

OR

☒ Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from January 1, 2003 to September 30, 2003.

COMMISSION FILE NUMBER 0001229899

LITTLE SIOUX CORN PROCESSORS, L.L.C.
(Exact name of small business issuer as specified in its charter)

Iowa	42-1510421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4808 F Avenue, Marcus, Iowa 50135
(Address of principal executive offices)

(712) 376-2800
(Issuer’s telephone number)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          ☒  Yes          ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer’s revenues for its most recent fiscal year.  $31,814,299

As of September 30, 2003, the aggregate market value of the membership units held by non-affiliates (computed by reference to the book value of such member units) was $14,146,824.

As of December 26, 2003, there were 10,941 membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE    None.

Transitional Small Business Disclosure Format (Check one):	☐ Yes	☒ No

PART I.

ITEM 1.                                                     DESCRIPTION OF BUSINESS.

Little Sioux Corn Processors, L.L.C., was formed as an Iowa limited liability company on September 28, 2000.  References to “we”, “us”, “our” and the “Company” refer to Little Sioux Corn Processors, L.L.C.

On March 6, 2002, the Company purchased the sole general partnership interest in an Iowa limited partnership, LSCP, LP.  On June 26, 2003, LSCP, LP elected to become a limited liability limited partnership and is referred to as “LSCP, LLLP” or the “Limited Partnership.”  During 2002, we raised $10,226,000 by issuing 10,002 of our units to investors.  We purchased our general partnership interest in LSCP, LLLP by contributing these proceeds and our net assets to the Limited Partnership.  As of December 31, 2002, we had 10,941 units issued and outstanding and a total of 647 unit-holders.  As of December 31, 2002, we had assets exceeding $10 million.  Because we had assets exceeding $10 million and 647 unit-holders as of the end of our last fiscal year (December 31, 2002) on April 30, 2003, we registered our units with the U.S. Securities and Exchange Commission on Form 10-SB Registration Statement pursuant to Section 12(g) of the Securities Exchange Act of 1934.

Our general partnership interest in the Limited Partnership represents substantially all of our assets.  The Limited Partnership has completed development and construction and now operates a 40 million-gallon per year ethanol plant near Marcus, Iowa.  The following diagram illustrates the relationship between Little Sioux Corn Processors, L.L.C. and LSCP, LLLP:

DIAGRAM OF THE REGISTRANT’S RELATIONSHIP TO LSCP, LLLP

LSCP, LLLP consists of the Company, which is the sole general partner, and various limited partners, which own the limited partnership interests.  There are six classes of limited partnership interests.  Four classes of limited partnership interests are currently outstanding and owned by various limited partners.  The other two classes of limited partnership interests have not been issued and may not be issued.  Limited partnership interests are designated in units.

The financial statements of the Limited Partnership have been consolidated with the Company since the Limited Partnership was formed on October 16, 2001.  The Limited Partnership did not have any assets until the partners of the Limited Partnership contributed assets.  The net assets contributed by the Company were less than the proportional limited partnership interest received in return as compared to the net assets contributed by the other partners in the Limited Partnership.  The other limited partners contributed a total of $7,750,000 in return for 1,550 units in the Limited Partnership ($5,000 per unit).  The Company contributed all of its net assets, approximately $10,198,000, in return for 2,189 units in the Limited Partnership ($4,658 per unit).  Due to the Company’s previous efforts to begin the ethanol plant, the Company was given credit for value in addition to the net assets transferred.

As general partner of LSCP, LLLP, we have complete and exclusive power to manage and control the affairs of the Limited Partnership including the day-to-day business and operations of the ethanol plant.  As general partner of a limited liability limited partnership, we have limited liability for the payment of debts and liabilities of LSCP, LLLP.  Under the limited partnership agreement, we can only be removed as general partner if a court has determined that we have been grossly negligent in performing our duties as general partner and the holders of at least sixty-six and two thirds percent (66 2/3%) of the outstanding limited partnership units vote to remove us.

The limited partnership agreement allows each class of limited partnership interests the right to appoint one director to our board of directors.  This means that the four classes of limited partnership interests can elect four of the thirteen directors on our board.  Our board of directors is divided into two classes known as Class A and Class B.  Class A directors are elected by the Company’s members.  Class B directors are elected by the limited partners of the Limited Partnership.  Both Class A and Class B directors can take action with respect to any matters relating to the ownership and operation of the ethanol plant.  However, only Class A directors can take action with respect to any matters relating to the Company and not also directly relating to the ethanol plant.  For example, Class B directors may not vote on a motion regarding any distributions we may make to our members.  No limited partner or class of limited partnership interests has the right to appoint a majority of the Company’s directors or control the business of the Limited Partnership.

Our power to manage LSCP, LLLP is restricted in three cases.  First, we cannot dispose of or encumber substantially all of the assets of the Limited Partnership without first obtaining the consent of the holders of a majority of the limited partnership interests.  Second, we cannot remove or appoint a general manager responsible for managing the Limited Partnership’s business without first obtaining the consent of the holders of a majority of the limited partnership interests.  Finally, we cannot admit additional general or limited partners without first obtaining the approval of the holders of at least 75 percent of the limited partnership units.

Under the limited partnership agreement, distributions of the Limited Partnership’s revenues (as defined below) are made to the general and limited partners in proportion to the units held, however, distributions are also limited by loan covenants contained in our loan agreements executed with our lenders.  For example, our loan agreements require us to maintain various financial ratios and make additional loan payments based on excess cash flow, including payments received from the USDA’s Commodity Credit Corporation, as discussed below in “Liquidity and Capital Resources.”

The Limited Partnership’s revenues are defined by the limited partnership agreement as “net cash flow” meaning the gross cash proceeds of the Limited Partnership less the amount of proceeds used for expenses, debt payments, capital improvements, replacements, contingencies and reserves, all as reasonably determined by the Company, as general partner.  Distributions are made in proportion to the units held by the general and limited partners, which means that a partner’s distribution is calculated based on the number of units such partner owns in proportion to the number of total units outstanding.  For example, the Company currently owns 2,189 limited partnership units and there are 3,739 limited partnership units outstanding.  Therefore, the Company is entitled to distributions equaling 58.5% of the Limited Partnership’s net cash flow (2,189 units divided by 3,739 units).  No partner is entitled to a minimum distribution amount.  However, the limited partnership agreement provides that the Company, as general partner, will endeavor to provide for cash distributions at the times and amounts necessary to allow the partners to make timely payment of income taxes.  Distributions are not prioritized among the partners.

After giving effect to certain special allocations, such as adjustments for partners who bear the risk of economic loss for certain partnership debts, profits and losses are generally allocated to the partners based on the number of units owned by a partner in proportion to the number of total units outstanding.  As general partner, the Company owns 2,189 limited partnership units or 58.5% of the outstanding limited partnership units.  The limited partners own an aggregate of 1,550 limited partnership units or 41.5% of the outstanding limited partnership units.  Therefore, the Company is generally allocated 58.5% of the Limited Partnership’s profits and losses and the limited partners are generally allocated 41.5% of the Limited Partnership’s profits and losses.

The limited partnership agreement can only be amended if the amendment is approved by our board of directors and is approved by holders of a majority of the limited partnership interests.

Principal Products and Markets

We have constructed the ethanol plant near Marcus, Iowa in Cherokee County, in the northwestern section of Iowa.  The project site is located approximately two miles east of Marcus and one mile north of Iowa State Highway 3.  We selected the Marcus site because of its location to existing grain production, accessibility to road and rail transportation and its proximity to major population centers.  It is also served by the Canadian National Railroad Company.  It is in close proximity to major highways that connect to major population centers such as Minneapolis, Minnesota; Omaha, Nebraska; and Chicago, Illinois.

The principal products we produce at the ethanol plant are ethanol and distiller grains.  Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains, and can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute. Approximately 95% of all ethanol is used in its primary form for blending with unleaded gasoline and other fuel products. The implementation of the Federal Clean Air act has made ethanol fuels an important domestic renewable fuel additive. Used as a fuel oxygenate, ethanol provides a means to control carbon monoxide emissions in large metropolitan areas. The principal purchasers of ethanol are generally the wholesale gasoline marketer or blender.  The principal markets for our ethanol are petroleum terminals in the Iowa and upper Midwest area.

A principal by-product of the ethanol production process is distiller grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry. Distiller grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal. By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle. Dry mill ethanol processing creates three forms of distiller grains: Distillers Wet Grains (“DWS”), Distillers Modified Wet Grains (“DMWS”) and Distillers Dried Grains with Solubles (“DDGS”). DWS is processed corn mash that contains approximately 70% moisture. DWS has a shelf life of approximately three days and can be sold only to farms within the immediate vicinity of an ethanol plant. DMWS is DWS that has been dried to approximately 50% moisture. DMWS have a slightly longer shelf life of approximately ten days and are often sold to nearby markets. DDGS is DWS that has been dried to 10% to 12% moisture. DDGS have an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant.

Distribution Methods

As general partner of the limited partnership, we entered into a marketing agreement with Minnesota Corn Processors, L.L.C., (“MCP”) for the purposes of marketing and distributing our ethanol.  This marketing agreement was subsequently assigned by MCP to Archer Daniels Midland Company (“ADM”) following ADM’s acquisition of MCP.  In exchange for ADM’s marketing, sales, storage and transportation services, we pay ADM a fixed price per gallon of ethanol sold.  The initial term of the marketing agreement with ADM is four years and the agreement is automatically renewed for successive one-year periods at the end of the four-year term unless the parties agree otherwise.

As general partner of the limited partnership, we have entered into a marketing agreement with Commodity Specialist Company, (“CSC”) a Delaware corporation, for the purpose of marketing and selling all the distiller grains we produce, except distiller grains we produce and sell directly to local farmers. For our distiller grains, we receive a percentage of the selling price actually received by CSC in marketing the distillers grains to its customers.

Competition

We are in direct competition with other ethanol producers, many of whom have greater resources than we do.  We expect that additional ethanol producers will enter the market as the demand for ethanol increases.

Our ethanol plant competes with other ethanol producers on the basis of price and, to a lesser extent, delivery service. We believe we compete favorably with other ethanol producers due to our proximity to ample grain supplies and multiple modes of transportation.  We believe our plant’s location offers an advantage over other ethanol producers in that it has ready access by rail to growing ethanol markets, which reduces our cost of sales.

Currently, Iowa has eleven other planned and operating producer owned ethanol plants.  Plants near Coon Rapids and Lakota produce approximately 40 million gallons per year.  Plants near Sioux Center and Galva produce approximately 15 million gallons per year.  Planned producer and privately owned ethanol plants near Hanlantown, Ashton, Denison, Mason City, and Burlington are expected to produce 40 million gallons per year.  Planned ethanol plants near Steamboat Rock and Manchester are expected to produce 20 million gallons per year and 15 million gallons per year, respectively.  A planned ethanol plant near Hudson, South Dakota is expected to produce near 40 million gallons per year.  There are also numerous other producer and privately owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.

The largest ethanol producers include Archer Daniels Midland, Cargill, Midwest Grain, Williams Energy Service, New Energy Corporation and High Plains Corporation, all of which are capable of producing many times the amount of ethanol we produce. In addition, there are several regional entities recently formed, or in the process of formation, of a similar size and with similar resources to us.

The ethanol industry has grown to over 59 production facilities in the United States.  Industry authorities estimate that these facilities are capable of producing approximately 3.0 billion gallons of ethanol per year.  Plans to construct new plants or to expand existing plans have been announced which would increase capacity by approximately 587 million gallons per year.  We cannot determine the effect of this type of an increase upon the demand or price of ethanol.  The following table sets forth the current and planned major ethanol production facilities in the United States, according to the Renewable Fuels Association, U.S. Fuel Ethanol Production Capacity October 2003 Report.

U.S. FUEL ETHANOL PRODUCTION CAPACITY

million gallons per year (mmgy)

COMPANY	LOCATION	FEEDSTOCK	Current Capacity (mmgy)	Under Construction/ Expansions (mmgy)
Abengoa Bioenergy Corp.	York, NE	Corn/milo	50
	Colwich, KS		20
	Portales, NM		15
ACE Ethanol	Stanley, WI	Corn	15
Adkins Energy, LLC*	Lena, IL	Corn	40
A. E. Stanley	Loudon, TN	Corn	65
AGP*	Hastings, NE	Corn	52
Agra Resources Coop. d/b/a EXOL*	Albert Lea, MN	Corn	37
Agri-Energy, LLC*	Luverne, MN	Corn	21
Alchem Ltd. LLLP	Grafton, ND	Corn	10.5
AL-Corn Clean Fuel*	Claremont, MN	Corn	30
Archer Daniels Midland	Decatur, IL	Corn	1070
	Cedar Rapids, IA	Corn
	Clinton, IA	Corn
	Columbus, NE	Corn
	Marshall, MN	Corn
	Peoria, IL	Corn
	Wallhalla, ND	Corn/barley
Aventine Renewable Energy, Inc.	Pekin, IL	Corn	100
	Aurora, NE	Corn	35
Badger State Ethanol, LLC*	Monroe, WI	Corn	40
Big River Resources, LLC*^	West Burlington, IA	Corn		40
Broin Enterprises, Inc.	Scotland, SD	Corn	9
Cargill, Inc.	Blair, NE	Corn	83
	Eddyville, IA	Corn	35
Central Illinois Energy Cooperative*^	Canton, IL	Corn		30
Central MN Ethanol Coop*	Little Falls, MN	Corn	20
Central Wisconsin Alcohol	Plover, WI	Seed corn	4
Chief Ethanol	Hastings, NE	Corn	62
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	42
Commonwealth Agri-Energy, LLC*^	Hopkinsville, KY	Corn		20
Cornhusker Energy Lexington, LLC*^	Lexington, NE	Corn		42
Corn Plus*	Winnebago, MN	Corn	44
Dakota Ethanol, LLC*	Wentworth, SD	Corn	47
DENCO, LLC*	Morris, MN	Corn	20
ESE Alcohol Inc.	Leoti, KS	Seed Corn	1.5
Ethanol2000, LLP*	Bingham Lake, MN	Corn	30
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	45
Golden Cheese Company of California*	Corona, CA	Cheese whey	5
Golden Grain Energy, LLC*^	Mason City, IA	Corn		40
Golden Triangle Energy, LLC*	Craig, MO	Corn	20
Gopher State Ethanol	St. Paul, MN	Corn	15
Grain Processing Corp.	Muscatine, IA	Corn	10
Great Plains Ethanol, LLC*	Chancellor, SD	Corn	40
Heartland Corn Products*	Winthrop, MN	Corn	35
Heartland Grain Fuels, LP*	Aberdeen, SD	Corn	8
	Huron, SD	Corn	14
Husker Ag, LLC*	Plainview, NE	Corn	20
Iowa Ethanol, LLC*^	Hanlontown, IA	Corn		45
James Valley Ethanol, LLC	Groton, SD	Corn	45
J.R. Simplot	Caldwell, ID	Potato waste	6
	Heyburn, ID
KAAPA Ethanol, LLC*^	Axtell, NE	Corn		40
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6
Lincolnland Agri-Energy, LLC*^	Robinson, IL	Corn		40
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	40
Manildra Energy Corp.	Hamburg, IA	Corn/milo/wheat starch	8
Merrick/Coors	Golden, CO	Waste beer	1.5
Michigan Ethanol, LLC	Caro, MI	Corn	45
MGP Ingredients, Inc.	Pekin, IL	Corn/wheat starch	78
	Atchison, KS
Mid-Missouri Energy, LLC*^	Malta Bend, MO	Corn		40
Midwest Grain Processors*	Lakota, IA	Corn	45
Miller Brewing Co.	Olympia, WA	Brewery waste	0.7
Minnesota Energy*	Buffalo Lake, MN	Corn	18
New Energy Corp.	South Bend, IN	Corn	95
Northeast Missouri Grain, LLC*	Macon, MO	Corn	40
Northern Lights Ethanol, LLC*	Big Stone City, SD	Corn	45
Otter Creek Ethanol, LLC*^	Ashton, IA	Corn		45
Parallel Products	Louisville, KY	Beverage waste	4
	Bartow, FL		4
	R. Cucamonga, CA		4
Permeate Refining	Hopkinton, IA	Sugars & starches	1.5
Pine Lake Corn Processors, LLC*^	Steamboat Rock, IA	Corn		20
Platte Valley Fuel Ethanol, LLC^	Central City, NE	Corn		40
Pro-Corn, LLC*	Preston, MN	Corn	40
Quad-County Corn Processors*	Galva, IA	Corn	18
Reeve Agri-Energy	Garden City, KS	Corn/milo	12
78th Street Ethanol, LLC	Blairstown, IA	Corn	5.5
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	18
Sioux River Ethanol, LLC*^	Hudson, SD	Corn		45
Tall Corn Ethanol, LLC*	Coon Rapids, IA	Corn	45
Trenton Agri Products, LLC^	Trenton, NE	Corn		30
Tri-State Ethanol Co, LLC*	Rosholt, SD	Corn	18
United Wisconsin Grain Producers, LLC*^	Columbus, WI	Corn		40
U.S. Energy Partners, LLC	Russell, KS	Milo/wheat starch	40
Utica Energy, LLC	Oshkosh, WI	Corn	20
VeraSun Energy Corporation	Aurora, SD	Corn	100
Western Plains Energy, LLC*^	Campus, KS	Corn		30
Wyoming Ethanol	Torrington, WY	Corn	5
Total Existing Capacity			3014.8
Total Under Construction/Expansions				587.0
TOTAL CAPACITY			3601.8

* farmer-owned

^ under construction

Last Updated: October 2003

The ethanol industry is very competitive.  While the ethanol industry has been growing, there is significant competition among ethanol producers. Nationally, ethanol production is concentrated in a few large companies. Our ethanol plant faces a competitive challenge from larger factories, from plants that can produce a wider range of products than our plant, and from other plants similar to our ethanol plant.

Our ethanol plant is in direct competition with other ethanol producers, many of which have greater resources than we currently have or will have in the future.  Large ethanol producers such as Archer Daniels Midland and Cargill, among others, are capable of producing significantly greater quantities than the amount of ethanol we produce. In addition, there are several Minnesota, Iowa and other midwestern regional ethanol producers, as well as others on the east and west coasts and the south, that have recently formed, are in the process of forming, or are under consideration, which are or would be of a similar size and have similar resources to us. In light of such competition, there is no assurance that we can continue to successfully operate the ethanol plant.

Our ethanol plant also competes with producers of other gasoline additives having similar octane and oxygenate values as ethanol, such as producers of MTBE, a petrochemical derived from methanol that costs less to produce than ethanol. Although currently the subject of a federal ban, many major oil companies can produce MTBE and because it is petroleum-based, its use is strongly supported by major oil companies. Alternative fuels, gasoline oxygenates and alternative ethanol production methods are also continually under development. The major oil companies have significantly greater resources than we have to market MTBE and other additives, to develop alternative products, and to influence legislation and public perception of MTBE and ethanol. These companies also have sufficient resources to begin production of ethanol should they choose to do so.

Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development by ethanol and oil companies with far greater resources that we have. New products or methods of ethanol production developed by larger better-financed competitors could provide them competitive advantages over us and harm our business.

Sources of Raw Materials  - Corn Feedstock Supply

We have obtained a grain dealers license and have established our own grain sourcing staff to acquire the corn we need. We have also identified a number of elevators as potential sources of grain in northwestern Iowa for additional corn delivery.  The grain required for operation of the ethanol plant is readily available both through our own grain sourcing staff and local grain elevators.

Dependence on One or a Few Major Customers

As discussed above, we have entered into marketing agreements with ADM and CSC for the purposes of marketing and distributing our principal products, ethanol and distiller grains.  We rely on ADM and CSC for the sale and distribution of almost all of our products, except for those distiller grains that we market locally.  Therefore, we are highly dependent on ADM and CSC for the successful marketing of our products.  As a large ethanol producer, ADM is also a source of competition.

Effect of Governmental Regulation

Ethanol has important applications, primarily as a high quality octane enhancer and an oxygenate capable of reducing air pollution and improving automobile performance. The ethanol industry is heavily dependent, however, on several economic incentives to produce ethanol, including federal ethanol supports.

Ethanol sales have been favorably affected by the Clean Air Act amendments of 1990, particularly the Federal Oxygen Program which became effective November 1, 1992. The Federal Oxygen Program requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution. Ethanol use has increased due to a second Clean Air Act program, the Reformulated Gasoline Program. This program became effective January 1, 1995, and requires the sale of reformulated gasoline in nine major urban areas to reduce pollutants, including those that contribute to ground level ozone, better known as smog. Increasingly stricter EPA regulations are expected to increase the number of metropolitan areas deemed in non-compliance with Clean Air Standards, which could increase the demand for ethanol.

The use of ethanol as an oxygenate to blend with fuel to comply with federal mandates also has been aided by federal tax policy. The Energy Tax Act of 1978 exempted ethanol blended gasoline from the federal gas tax as a means of stimulating the development of a domestic ethanol industry and mitigating the country’s dependence on foreign oil. As amended, the federal tax exemption currently allows the market price of ethanol to compete with the price of domestic gasoline. The exemption for a 10% ethanol blend is the equivalent of providing a per gallon “equalization” payment that allows blenders to pay more for ethanol than the wholesale price of gasoline and still retain profit margins equal to those received upon the sale of gasoline that is not blended with ethanol. Under current legislation, the federal gasoline tax is $0.184 per gallon and the tax on a 10% ethanol blend is $0.131 per gallon, providing a $0.053 difference. The exemption will gradually drop to 5.1 cents in 2005. This federal tax exemption is scheduled to expire in 2007.

A bill (S. 791, 108th Cong.) including provisions known as the Renewable Fuels Standard has been introduced in the United States Senate.  It would revise the current method in which fuel ethanol use is required.  The proposed legislation would determine the specific volume of ethanol to be used in gasoline on a nationwide basis.  The anticipated volumes would begin in the year 2004 at 2.3 billion gallons and grow at a rate of approximately 300 million gallons per year to a volume of 5 billion gallons in 2012.  However, the bill has been postponed.

The ethanol industry and our business depend upon continuation of the federal ethanol supports discussed above.  These incentives have supported a market for ethanol that might disappear without the incentives.  Alternatively, the incentives may be continued at lower levels than at which they currently exist.  The elimination or reduction of such federal ethanol supports would make it more costly for us to produce and sell our ethanol.

Costs and Effects of Compliance with Environmental Laws

We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant.  We have obtained all of the necessary permits to begin plant operations including, air pollution construction permits, a pollutant discharge elimination system general permit, storm water discharge permits, a water withdrawal permit, and an alcohol fuel producer’s permit.  In addition, we have completed a spill prevention control and countermeasures plan.  As of September 30, 2003, we had incurred expenses of approximately $200,000 in complying with environmental laws, including the cost of obtaining permits.  Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.

We are subject to oversight activities by the EPA. There is always a risk that the EPA may enforce certain rules and regulations differently than Iowa’s environmental administrators. Iowa or EPA rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations.  We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant.  Such claims may result in an adverse result in court if we are deemed to engage in a nuisance that substantially impairs the fair use and enjoyment of real estate.

Employees

As of September 30, 2003, we had a total of 31 full-time employees.  We have 25 full-time employees in ethanol production operations and 6 full-time employees in general management and administration.  We do not expect to hire a significant number of additional employees during the next 12 months.

ITEM 2.                                                     DESCRIPTION OF PROPERTY.

We own the general partnership interest in the limited partnership that owns the ethanol plant.  The ethanol plant is located on an approximately 80 acre rural site that is located approximately two miles east of the City of Marcus, Iowa and approximately one mile north of Iowa State Highway 3.  The plant’s address is 4808 F Avenue,

Marcus, Iowa 50135.  The plant grinds approximately 15 million bushels of corn per year to produce approximately 40 million gallons of ethanol.  Construction of the plant was completed by June 30, 2003.  The ethanol plant consists of the following buildings:

•                  A processing building, which contains processing equipment, laboratories, control room and offices;

•                  A grain receiving and shipping building, which contains a control room and 1st and 2nd level mezzanine;

•                  A mechanical building, which contains maintenance offices, storage and a welding shop; and

•                  An administrative building, along with furniture and fixtures, office equipment and computer and telephone systems.

In addition, the plant includes a fermenter walkway, gas dryer, evaporator and storage facilities for ethanol and distiller grains.  The site also contains improvements such as rail tracks and a rail spur.  In the fall of 2003, we completed the landscaping, drainage systems and access roads.  Some of the access roads still need to be paved.

On July 25, 2002, we executed a mortgage in favor of First National Bank of Omaha, N.A. of Omaha, Nebraska, creating a first lien on our real estate and ethanol plant and a security interest in all personal property located on our property.  The mortgage and security interest secure the construction loan, which was converted on June 23, 2003, into three term notes in the aggregate amount of $31,465,000.

ITEM 3.                                                     LEGAL PROCEEDINGS.

None.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Because the fiscal year ran from January 1, 2003 to September 30, 2003, we did not have a fourth quarter for the fiscal year ended September 30, 2003.  Accordingly, no matters were submitted to a vote of members during the fourth quarter.

PART II

ITEM 5.                                                     MARKET FOR MEMBERSHIP UNITS AND RELATED MEMBER MATTERS.

In 2000 and 2001, we sold a total of 939 Class A membership units to our seed capital investors at a price of $500 per unit and received aggregate proceeds of $469,500.  In 2002, we sold a total of 10,002 Class A membership units, which were registered and offered in the State of Iowa, to residents of the State of Iowa.  We sold 7,812 Class A membership units at a price of $1,000 per unit and we sold 2,190 Class A membership units for a price of $1,100 per unit.  From our 2002 Class A membership unit sales we received total aggregate proceeds of approximately $10,226,000.

We claimed exemption from federal registration with respect to our Class A membership unit sales due to the application of Section 3(a)(11) of the Securities Act of 1933 (regarding intra-state offerings), and state registration due to application of Iowa Code Section 502.203(9) regarding small issuers.  The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were affixed to unit certificates and instruments issued in such transactions.  All recipients had adequate access through their relationships with us, to information about us.  We have no Class B membership units outstanding.  Because we had assets exceeding $10 million and 647 unit-holders as of the end of our last fiscal year (December 31, 2002) on April 30, 2003, we registered our units with the U.S. Securities and Exchange Commission on Form 10-SB Registration Statement pursuant to Section 12(g) of the Securities Exchange Act of 1934.

There is no public trading market for our units.  We have created a private qualified online matching service in order to facilitate trading among our members.  Our online matching service consists of an electronic bulletin board that provides information to prospective sellers and buyers of our units.  We do not receive any compensation for creating or maintaining the matching service.  We do not become involved in any purchase or sale negotiations arising from our qualified matching service.  In advertising our qualified matching service, we do not characterize the Company as being a broker or dealer or an exchange.  We do not give advice regarding the merits or shortcomings of any particular transaction. We do not receive, transfer or hold funds or securities as an incident of operating the online matching service.  We do not use the bulletin board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements.  We have no role in effecting the transactions beyond approval, as required under our operating agreement and the issuance of new certificates.  So long as we remain a Section 12 registration and a publicly reporting company, information about the Company will be publicly available through the SEC’s filing system.  However, if at any time we cease to be a Section 12 registrant or publicly reporting company, we will continue to make information about the Company publicly available on our website.

As of September 30, 2003, the Company had 10,941 Class A Units issued and outstanding and a total of 649 Class A unit-holders.  As of September 30, 2003, we had not made any distributions to our Class A unit-holders.  Distributions to our unit holders are subject to certain loan covenants and restrictions that require us to make additional loan payments based on excess cash flow.  These loan covenants and restrictions are described in greater detail under “MANAGEMENT’S DISCUSSION AND ANALYSIS – Liquidity and Capital Resources.”  Therefore, distributions to our unit holders may be reduced during the period of time in which we make these additional loan payments. Revenues generated from plant operations will be distributed by the limited partnership to us in proportion to our equity ownership in the limited partnership.  Our receipt of revenues from the Limited Partnership will in turn be distributed to our unit holders.  Now that we have commenced plant operations, we expect to make distributions to our unit holders in proportion to the number of units held by each unit holder.  A unit holder’s distribution is determined by dividing the number of units owned by such unit holder by the total number of units outstanding.  Our Class A directors have complete discretion over the timing and amount of distributions to our unit holders, however, our operating agreement requires the Class A directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion.

ITEM 6.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS.

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

Application of Critical Accounting Policies

Management uses estimates and assumptions in preparing our consolidated financial statements in accordance with generally accepted accounting principles.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Of the significant accounting policies described in the notes to our consolidated financial statements, we believe that the following are the most critical:

Derivative Instruments

We enter into derivative instruments to hedge the variability of expected future cash flows related to forecasted corn and natural gas purchases, forward purchase contracts, and interest rates.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative instruments are recognized on our September 30, 2003 and December 31, 2002 balance sheet at their fair market value.  On the date the derivative instrument is entered into, we will designate the derivative as either a hedge of the variability of cash flows of a forecasted transaction or will not designate the derivative as a hedge.  Changes in the fair value of a derivative that is designated as, and meets all of the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the hedged items affect earnings. Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings.  Although certain derivative instruments may not be designated as, and accounted for, as a cash flow hedge, they are effective economic hedges of specified risks.

During the nine month fiscal year ended September 30, 2003, we dedesignated as cash flow hedges our option contract positions, although they continue to be effective economic hedges of specified risks.  At September 30, 2003, we had recorded an asset for derivative instruments related to corn and natural gas long call option positions with a fair value of $316,726 for forecasted purchases during fiscal 2004.  At September 30, 2003, accumulated other comprehensive income included $371,440 in realized losses on exited option contracts, which will be reclassified into earnings as the underlying hedged items affect earnings.  This will occur when the corn and natural gas that is being hedged has been used to produce ethanol and the sale of that ethanol is recognized.  We have recorded in cost of goods sold $648,714 related to our loss on derivative instruments for the nine month fiscal year ended September 30, 2003.  The loss of $648,714 includes the reclassification from accumulated other comprehensive income of $456,788 recorded at December 31, 2002 and the related gain in fiscal 2003 of $77,724 on these positions.  In addition, as a result of the dedesignation of our derivative instruments, we recognized a gain on these remaining positions of $104,222 in the third quarter of fiscal 2003 and a loss of $373,872 on positions entered into during the third quarter of fiscal 2003 not designated as cash flow hedges, but acting as economic hedges.

At December 31, 2002, we had recorded a liability for our derivative instruments outstanding of $529,561 which consisted of a group of short put options and a group of long put options that coincided with purchases of corn beginning in March 2003 and continuing until December 2003.  At December 31, 2002, the short put options had an unrealized loss of $468,957 and the long put options have an unrealized loss of $37,104, net of premiums received of $23,500.  During fiscal 2002, realized losses from option contracts exited totaled $242,520 were included in other comprehensive loss and reclassified into operations in fiscal 2003 as inventory was sold.  During the twelve month fiscal year ended December 31, 2002, we had not recorded any expense related to our option position in operations, but had recorded a total unrealized loss of $748,581 in other comprehensive loss.

At September 30, 2003, we had an interest rate cap, as described in note 6 in the notes to our financial statements, with a fair value of $81,224 recorded as an asset with derivative instruments.  The interest rate cap was not designated as a cash flow hedge.  We offset interest expense with the gain on the interest rate cap for the nine month fiscal year ending September 30, 2003.

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

In April 2003, we substantially completed construction of a 40 million-gallon per year ethanol plant near Marcus, Iowa and commenced plant operations.  During the months of May and June, we were engaged in preliminary testing of plant operations and start-up production.  The plant satisfied all preliminary testing.  As of

June 30, 2003, construction of the plant was complete.  We are currently engaged in the production of ethanol and distillers grains at our plant.  Since commencement of plant operations, the plant’s production capacity has consistently exceeded the 40 million gallon production guarantee provided by the general contractor.  We sell and distribute our ethanol and distillers grains nationwide.

Plan of Operations for the Next 12 Months

We expect to spend the next 12 months continuing to operate the ethanol plant.  We have completed landscaping, drainage systems and access roads.  We may still pave certain access roads.  Certain design improvements will be installed as they are developed.  The plant may be shut down from time to time over the next 12 months to incorporate these design improvements.

We have an outstanding balance of $250,000 on our design-build contract, which we anticipate paying off within the next 6 months, pending satisfactory completion of certain performance guarantees provided under our design-build contract.  As of September 30, 2003, final construction costs, including the outstanding balance of $250,000, are approximately $45.5 million.  Final construction costs only include amounts due to our general contractor and do not include other costs incurred in connection with construction of the plant such as the cost of land, expenses for landscaping, drainage systems, access roads and rail switches, which in total approximate $4.9 million.

The plant’s emissions standards must be tested within six months of start-up production.  We conducted emissions testing in September 2003, but elected to retest in December 2003 in an effort to allow the plant to operate at higher production levels while satisfying, by an increased margin, the requirements for emissions standards.  The plant passed the December emissions testing by an increased margin while operating at higher production levels.  We expect to be re-tested within the next six month in compliance with standard environmental regulations.  We expect to install a regenerative thermal oxidizer and additional centrifuge within the next 12 months.  We are installing the regenerative thermal oxidizer and an additional centrifuge in order to allow the plant to continue producing in excess of 40 million gallons of ethanol per year while continuing to satisfy certain emissions standards.

We expect to have sufficient cash available to cover our costs over the next 12 months, including completion of construction, corn and natural gas supplies, staffing, office, audit, legal, compliance and working capital costs.  The following is our estimate of our costs and expenditures for the next 12 months:

Operating Costs:
Corn Costs	$36,167,000
General and administrative costs	3,224,000
Natural Gas Costs	6,962,000
Chemical Costs	4,501,000
Other Production Costs	4,049,000

Total operating costs	$54,903,000

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

As of November 1, 2003, Iowa’s 2003 corn harvest was forecast to yield an average of 159.0 bushels per acre and an aggregate of 1.91 billion bushels.  The Iowa production estimates, if realized, would make the 2003 Iowa corn harvest the third highest corn crop on record.  National corn production was forecast on November 1, 2003 to average 143.2 bushels per acre with total production estimated at 10.3 billion bushels.  If realized, these national production estimates would make the national 2003 corn harvest the largest on record.  We expect the large corn harvest to ensure adequate corn supply at reasonable prices, however, changes in demand and actual production numbers may impact the actual availability and price of corn.  We have entered into commodity option contracts in order to minimize the price risk of the corn we need to purchase to operate our plant.

Natural gas is an important input to out manufacturing process.  We use natural gas to dry our distillers grains products to moisture contents at which they can be stored for long periods, transported greater distances, and desired by broader livestock markets, including poultry and swine.  Natural gas has recently been available only at prices exceeding historical averages.  These prices are increasing our costs of production.  We expect natural gas prices to remain high or increase at least through the 2003-2004 winter months.  We purchased options to purchase natural gas at affordable rates in order to protect a sustainable level of operating revenues.  Lower prices than expected for other inputs, increased operating efficiencies, and sales of our wet distillers grains products also help protect our operating profits.  Nonetheless, we may not recover high costs of production resulting from high natural gas prices.

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

We anticipate spending approximately $54.9 million over the next twelve months.  We have projected to spend approximately $51.7 million on direct cost of goods sold and production costs.  We also expect to incur approximately $3.2 million for general and administrative costs.  Our production costs could rise, however, if the cost of natural gas increases.  According to the Energy Information Administration, the cost of natural gas could double this winter, resulting in higher costs of production that may not be recovered.

We expect to fund our costs and expenditures for the next 12 months using cash flow from continuing operations, lines of credit through our revolving promissory note and cash reserves.  Based upon our expected sources of funds, we do not anticipate a need to raise additional funds within the next 12 months.

We currently have 31 full-time employees to operate the ethanol facility.  We have 25 full-time employees in ethanol production operations and 6 full-time employees in general management and administration.  We do not expect to hire a significant number of additional employees during the next 12 months.

We expect to continue using Archer Daniels Midland Company to market and distribute our ethanol for at least the next 12 months.  We expect to continue using Commodity Specialist Company to market and sell our distillers grains for at least the next 12 months.

Liquidity and Capital Resources

As of September 30, 2003, we had the following consolidated assets: cash of $536,483, current assets of $8,048,340 and total assets of $57,308,872.  As of September 30, 2003, we had consolidated current liabilities of $4,951,852.  Our members’ contributions, net of costs related to capital contributions, was $10,842,237.  Our members’ equity was $14,146,824 and consisted of accumulated other comprehensive loss of $217,441 and retained earnings of $3,522,028.  The equity of the minority interest was $10,052,753, for a total members’ equity of $24,199,577.

In April 2003 we substantially completed construction of our ethanol plant and began operations.  For the nine months ended September 30, 2003, cash provided by operating activities was $2,197,583.  Cash provided by operating activities was used for $293,274 of capital expenditures and a net $1,636,988 pay down of our debt.

We have a revolving promissory note of up to $3,500,000 with First National Bank of Omaha renewable annually through July 2004.  On June 23, 2003, we amended the terms of the revolving promissory note in connection with conversion of the construction loan to term notes.  The interest payable on the revolving promissory note was payable monthly at 1% plus the prime rate.  Upon conversion, interest is due monthly at the one month LIBOR plus 3.8%, which totaled 4.92% at September 30, 2003.  The revolving promissory note is our operating line of credit.  We pay a commitment fee of 0.125% on the unused portion of the line.  The outstanding balance as of September 30, 2003, was $775,165.  The maximum available amount of this note is based on receivable and inventory balances.  Our current receivable and inventory balances are in excess of the minimum required under the terms of the revolving promissory note, which allows us to use the maximum available line of credit under the note.  As the balances in these accounts fluctuate, the amount of available credit on this note may be reduced. The operating line of credit is subject to protective covenants requiring us to maintain various financial ratios.  The operating line of credit is secured by all business assets.

On June 23, 2003, we converted the construction note to three term notes.  First National Bank of Omaha holds the term notes and refers to the notes as Term Notes #2, #3 and #4.  At conversion, Term Note #2 was in the principal amount of $15,732,500.  At September 30, 2003, the principal balance on Term Note #2 is $15,409,002.  Term Note #2 is payable in quarterly installments, which began on September 1, 2003.  Interest on Term Note #2 is at the three month LIBOR plus 2.8%, which totaled 3.95% as of September 30, 2003.  Term Note #2 is payable in full on June 1, 2008.  In order to achieve a fixed interest rate on Term Note #2, we entered into an interest rate swap which helps protect our exposure to increases in interest rates.  Our interest rate swap effectively fixes the interest rate on Term Note #2 at 5.79% until June 1, 2008.

At conversion, Term Note #3 was in the principal amount of $10,732,500.  At September 30, 2003, the principal balance on Term Note #3 is $10,374,165.  Term Note #3 is payable in quarterly installments which began on September 1, 2003.  Interest on Term Note #3 is at the three month LIBOR plus 3.8%, which totaled 4.95% as of September 30, 2003.  Term Note #3 is payable in full on June 1, 2008.  In order to protect our interest rate exposure on Term Note #3, we entered into an interest rate cap agreement based on a principal amount of $10,000,000.  Our interest rate is capped at 6.8% for Term Note #3 until June 1, 2006.

At conversion, Term Note #4 was in the principal amount of $5,000,000.  At September 30, 2003, the principal balance on Term Note #4 is $2,795,692.  Term Note #4 is payable in quarterly installments which began on September 1, 2003.  Interest on Term Note #4 is at the one month LIBOR plus 3.8%, which totaled 4.92% as of September 30, 2003.  Term Note #4 is payable in full on June 1, 2008.  Term Note #4 allows borrowings up to the original principal of $5,000,000 to the extent of principal payments made until maturity and requires a commitment fee of 0.375% on any unused portion.  At conversion, the aggregate indebtedness represented by Term Notes #2, #3 and #4 was $31,465,500.  At September 30, 2003, the aggregate indebtedness represented by Term Notes #2, #3 and #4 was $28,578,859.

The revolving promissory note as well as Term Notes #2, #3 and #4 are subject to protective covenants requiring us to maintain various financial ratios, are secured by all business assets, require additional loan payments based on excess cash flow and restrict the payment of distributions.  Specifically, we must maintain a minimum consolidated net worth of not less than $19,000,000 on an annual basis plus the greater of $250,000 or the amount of undistributed earnings during the current fiscal year.  In addition, at the end of each fiscal year, we must apply 20% of our excess cash flow to the term notes.  Excess cash flow is determined as EBITDA less required payments to our lender, or subordinated debt, less state and federal incentive payments and authorized expenditures.  We must also maintain minimum working capital of $1,000,000 during the first year of operations, $1,500,000 for months 13 through 24 and $2,000,000 thereafter.  Our failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving promissory note and terms notes and/or the imposition of fees, charges or penalties.  Any acceleration of the debt financing or imposition of significant fees, charges or penalties may restrict or limit our access to the capital resources necessary to continue plant operations.  For each of the term notes, the premium above the LIBOR may be reduced based upon our achievement and maintenance of certain financial ratios.

We expect our interest rate swap and cap agreement to adequately protect us in the event of changes in interest rates.  However, we may not be fully protected in the event of large movements in interest rates.  Any loss we experience as a result of discontinuance of our interest rate swap or cap will be reclassified into earnings.  We have not experienced any loss in connection with our interest rate swap or cap during the nine months ended September 30, 2003.

We have a note payable to Farmers State Bank of Marcus, Iowa, in the amount of $150,000, with principal and interest due and payable on demand or on March 4, 2004.  Interest is charged at the rate of 7% per annum and the note is secured by real estate subordinated to the Term Notes.  We have a note payable to the Iowa Corn Promotion Board in the amount of $50,000, with principal and interest due and payable on July 30, 2004.  No interest is charged as long as the note is repaid by June 30, 2004 and interest will retroactively accrue at the prime rate.  We expect that we will pay off the note in full by June 30, 2004.

We have a note payable to Fagen, Inc., in the amount of $1,250,000, with principal and interest due and payable on July 25, 2007.  Interest is charged at the rate of 1% plus the base rate, adjusted quarterly, announced and published by First National Bank of Omaha, which was 5% at September 30, 2003, and the note is secured by real estate subordinated to the Term Notes.

We have capital lease obligations in the amount of $337,094, due in monthly installments initially totaling $6,768 commencing April 1, 2003, and including implicit interest between 7.4% and 17.4% through March 1, 2008.  The capital lease obligations are secured by leased equipment.

We have a note in the amount of $222,222 payable to the Iowa Energy Center due in monthly installments of $3,472 without interest, maturing on January 29, 2009.  The note is secured by real estate subordinated to the Term Notes.  We have a note with Farmers State Bank of Marcus, Iowa, in the amount of $226,535 payable in monthly payments of $5,921, including interest at 6%, maturing on January 29, 2009.  The note is secured by real estate subordinated to the Term Notes.  We have a note in the amount of $300,000 payable to the Iowa Department of Economic Development due in 60 monthly installments beginning August 1, 2004 in the amount of $1,667 without interest.  The note matures on July 1, 2009.  The note has a $90,000 portion subject to forgiveness if we meet certain qualifications.  The note is secured by all equipment.

The notes payable to Farmers State Bank of Marcus, Iowa and Fagen, Inc., require additional loan payments based on excess cash flow generated by payments received from the USDA’s Commodity Credit Corporation, as discussed below.

We have enrolled in the USDA’s Commodity Credit Corporation Bioenergy Program.  During the nine month fiscal year ended September 30, 2003, the Company recorded $5,535,733 as other income from the Commodity Credit Corporation.  Under the grant program, the Commodity Credit Corporation will reimburse eligible ethanol producers of less than 65 million gallons of bioenergy in the amount of one bushel of corn for every two and one-half bushels of corn used for the increased production of ethanol.  No eligible producer may receive more than $7.5 million annually under the program.  Because we are an eligible producer and expect to annually utilize 15 million bushels of corn in the increased production of ethanol, we expect to potentially receive the maximum award of $7.5 million.  However, the Commodity Credit Corporation may award only $150 million annually fiscal years 2003 through 2006, and any award we received may be reduced based upon the volume of applications from other eligible producers.  The estimated maximum award of $7.5 million is based upon an increase in national ethanol production capacity of 426 million gallons per year.  Based upon the recent increase in national ethanol production, we anticipate a pro rata reduction in aggregate payments to all eligible producers.  We anticipate the pro rata reduction to be in the range of 20% to 25%.  Therefore, we may not receive the maximum award of $7.5 million.  We expect to be eligible to receive an award under the program only once during the life of our project; however, due to timing differences between our fiscal year and the fiscal year of the federal government, or, if we increase our production capacity at some point in the future and during the life of the grant program, we may become eligible to receive more than $7.5 million or we may become eligible more than once for this award.  We have received 81% of the eligible payments under the program as of September 30, 2003.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7.                                                     FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT AUDITORS

Board of Directors

Little Sioux Corn Processors, LLC and Subsidiary

Marcus, Iowa

We have audited the accompanying consolidated balance sheet of Little Sioux Corn Processors, LLC and Subsidiary, previously a development stage company, as of September 30, 2003 and December 31, 2002, and the related consolidated statements of operations, changes in members’ equity and accumulated other comprehensive income, and cash flows for the nine month fiscal year ended September 30, 2003 and the twelve month fiscal year ended December 31, 2002.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Little Sioux Corn Processors, LLC and Subsidiary, previously a development stage company, as of September 30, 2003 and December 31, 2002, and the results of their operations and their cash flows for the nine month fiscal year ended September 30, 2003 and twelve month fiscal year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.

Certified Public Accountants

Minneapolis, Minnesota
October 31, 2003

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Consolidated Balance Sheet

	September 30 2003	December 31 2002
ASSETS
Current Assets
Cash	$536,483	$269,162
Restricted cash	12,902	268,195
Trade accounts receivable	1,753,362
Other receivables	3,362,970	8,454
Inventory	1,386,571
Derivative instruments	397,950
Prepaid expenses	598,102	17,487
Total current assets	8,048,340	563,298

Property and Equipment
Land and improvements	2,377,832	1,575,584
Buildings	15,147,828
Processing equipment	26,476,854
Grain handling equipment	5,084,206
Rail and other equipment	1,204,791
Furniture and fixtures	156,178	33,606
Construction in progress		41,800,320
	50,447,689	43,409,510
Less accumulated depreciation	1,650,348	4,607
Net property and equipment	48,797,341	43,404,903

Other Assets
Deferred loan costs, net	463,191	477,874
	463,191	477,874

Total Assets	$57,308,872	$44,446,075

Notes to Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Consolidated Balance Sheet

	September 30 2003	December 31 2002
LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Bank overdraft		$220,354
Revolving promissory note	$775,165
Current maturities of long-term debt	2,957,267	1,743,201
Accounts payable
Trade	509,241	12,269
Construction	250,000
Derivative instruments		529,561
Accrued liabilities	460,179	50,916
Total current liabilities	4,951,852	2,556,301

Long-Term Debt, net of current maturities	28,157,443	25,059,217

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions, 10,941 units outstanding at September 30, 2003 and December 31, 2002	10,842,237	10,842,237
Accumulated other comprehensive loss; net unrealized loss on derivative instruments	(217,441)	(438,257)
Retained earnings	3,522,028	(549,175)
	14,146,824	9,854,805
Minority interest	10,052,753	6,975,752
Total members’ equity	24,199,577	16,830,557

Total Liabilities and Members’ Equity	$57,308,872	$44,446,075

Notes to Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Consolidated Statement of Operations

	Nine Month Fiscal Year Ended September 30, 2003	Twelve Month Fiscal Year Ended December 31, 2002

Revenues	$31,814,299

Cost of Goods Sold	27,462,227

Gross Profit	4,352,072

Operating Expenses	2,660,909	$496,111

Operating Income (Loss)	1,691,163	(496,111)

Other Income/Expense
Interest income		35,581
Interest expense	(847,223)
CCC Bioenergy income	5,535,733
Grants and other income	612,206	91,563
Total other income	5,300,716	127,144

Net Income (Loss) Before Minority Interest	6,991,879	(368,967)

Minority Interest in Subsidiary Income (Loss)	2,920,676	(154,311)

Net Income (Loss)	$4,071,203	$(214,656)

Weighted Average Units Outstanding	10,941	6,146

Net Income (Loss) Per Unit	$372.11	$(34.93)

Notes to Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Consolidated Statement of Changes in Members’ Equity and Accumulated Other Comprehensive Income

	Member Contributions	Retained Earnings	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Minority Interest

Balance - December 31, 2001	$463,248	$(334,519)

Initial public offering, June 24, 2002 for 10,002 membership units	10,226,000

Costs related to capital contributions	(156,624)

Minority interest capital contribution					$7,750,000

Capital reallocation upon investment in units of LSCP, LLLP	309,613				(309,613)

Comprehensive loss
Net loss		(368,967)
Minority interest in net loss		154,311			(154,311)
		(214,656)	$(214,656)

Other comprehensive loss:
Unrealized loss on derivative contracts			(748,581)
Minority interest in loss on derivative contracts			310,324		(310,324)
			(438,257)	$(438,257)

Comprehensive loss			$(652,913)

Balance - December 31, 2002	10,842,237	(549,175)		(438,257)	6,975,752

Net income		6,991,879
Minority interest in net income		(2,920,676)			2,920,676
		4,071,203	$4,071,203

Other comprehensive income:
Unrealized loss on derivative instruments			(79,647)
Less: reclassification adjustment for losses included in net income			456,788
Minority interest in loss on derivative instruments			(156,325)		156,325
			220,816	220,816

Comprehensive income			$4,292,019

Balance - September 30, 2003	$10,842,237	$3,522,028		$(217,441)	$10,052,753

Notes to Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Consolidated Statement of Cash Flows

	Nine Month Fiscal Year Ended September 30, 2003	Twelve Month Fiscal Year Ended December 31, 2002

Cash Flows from Operating Activities
Net income (loss)	$4,071,203	$(214,656)
Adjustments to reconcile net income (loss) to net cash from operations:
Depreciation and amortization	1,669,610	4,607
Minority interest in subsidiary’s loss	2,920,676	(154,311)
Loss on derivative instruments	567,490
Change in assets and liabilities:
Receivables	(5,107,878)	(8,454)
Restricted cash	255,293	(268,195)
Inventory	(1,386,571)	(219,020)
Derivative instruments	(1,117,860)
Prepaid expenses	(580,615)	(16,216)
Accounts payable	496,972	(51,977)
Accrued liabilities	409,263	34,132
Net cash provided by (used in) operating activities	2,197,583	(894,090)

Cash Flows from Investing Activities
Capital expenditures	(293,274)	(18,417,357)
Net cash used in investing activities	(293,274)	(18,417,357)

Cash Flows from Financing Activities
Bank overdraft	(220,354)	220,354
Proceeds from short-term debt	775,165
Proceeds from issuance of long-term debt	1,383,924	2,274,000
Payments of long-term debt	(3,566,537)	(385,724)
Member contributions		10,226,000
Minority investment		7,750,000
Payments for costs of raising capital		(26,496)
Loan costs	(9,186)	(477,874)
Net cash from (used in) financing activities	(1,636,988)	19,580,260

Net Increase in Cash	267,321	268,813

Cash – Beginning of Period	269,162	349

Cash – End of Period	$536,483	$269,162

Notes to Consolidated Financial Statements are an integral part of this Statement.

	Nine Month Fiscal Year Ended September 30, 2003	Twelve Month Fiscal Year Ended December 31, 2002
Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$1,022,668	$358,339

Supplemental Disclosure of Noncash Investing and Financing Activities
Construction in progress included in accounts payable	$250,000
Capital lease obligations incurred	$4,337	$358,916
Property and equipment financed with note payable and construction payable	$6,490,568	$24,390,508
Reallocation of capital		$309,613
Costs of raising capital reclassified from deferred offering costs		$130,128

Notes to Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2003 and December 31, 2002

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Little Sioux Corn Processors, LLC (the “LLC”) and its 58.5% owned subsidiary, LSCP, LLLP (the “LSCP”), collectively, the “Company.”  All significant intercompany balances and transactions are eliminated in consolidation.

Minority Interest

Amounts recorded as minority interest on the balance sheet relate to the net investment by limited partners in LSCP plus or minus any allocation of income or loss of LSCP.  After giving effect to certain special allocations, income and losses of LSCP will be allocated to the partners based upon their respective percentage of partnership units held.  The minority interest share of the comprehensive income for the nine month fiscal year ending September 30, 2003 is $3,077,001.  The minority interest share of the comprehensive loss for the twelve month fiscal year ending December 31, 2002 is $464,635.

Nature of Business

The Company was organized to pool investors, some of whom provide a corn supply, for a 40 million gallon ethanol plant, located near Marcus, Iowa, with distribution to upper Midwest states. In addition, the Company produces and sells distillers dried grains with solubles (DDGS) as a co-product of ethanol production.

On October 16, 2001, the LLC formed LSCP, LP, a limited partnership of which the LLC is the general partner.  LSCP owns the plant on which construction began in 2001 and all of the LLC’s operations are conducted through LSCP.  Prior to commencing operations in April 2003, the Company was a development stage company.  On June 26, 2003, the members of the LLC approved an election by LSCP, LP to convert to an Iowa limited liability limited partnership, LSCP, LLLP.

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

Revenue Recognition

Revenue from the sale of the Company’s products is recognized at the time title to the goods and all risks of ownership transfer to the customers.  This generally occurs upon shipment to the customer or when the customer picks up the goods.

The Company records revenue from federal and state incentive programs related to the production of ethanol when the Company has sold the ethanol and completed all the requirements of the applicable incentive program.

Grants

The Company recognizes grant income as other income for reimbursement of expenses incurred upon complying with the conditions of the grant.  For reimbursements of capital expenditures, the grants are recognized as a reduction of the basis of the asset upon complying with the conditions of the grant. During fiscal 2003, the Company received two grants totaling approximately $605,000 for beginning working capital and employee training.  The Company recognized the grants in other income as all of the conditions for these grants have been met.

Commodity Credit Corporation Bioenergy Program

During fiscal 2003, the Company enrolled in the Commodity Credit Corporation Bioenergy Program (CCC), a department of the United States Department of Agriculture.  This program enables the Company to receive payments based on increases in production of ethanol over the previous year of up to $7,500,000 per year.  New production is eligible and is considered increased production.  Payments under the program are subject to pro rata reduction if aggregate payments to all producers in any fiscal year exceed the maximum annual funding of the program.  During the nine month fiscal year ended September 30, 2003, the Company recorded $5,535,733 as other income from the CCC and at September 30, 2003 had $3,331,425 recorded in other receivables.  As required by provisions of the term notes described in Note 6, all payments collected from the CCC totaling $2,204,308 were remitted to the lending institution during the nine month fiscal year ended September 30, 2003.

Shipping Costs

The Company includes costs of shipping products to customers in cost of sales.

Cash

The Company maintains its accounts primarily at two financial institutions.  At times throughout the year, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation.

Restricted Cash

The Company is required to maintain cash balances at its broker related to derivative instrument positions.

Trade Accounts Receivable

Credit terms are extended to customers in the normal course of business.  The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

Trade accounts receivable are recorded at their estimated net realizable value.  The Company follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Company is of the belief that such accounts will be collectible in all material respects and thus an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off.

For the nine month fiscal year ending September 30, 2003, revenues from the sale of ethanol to the marketing agent as described in Note 12 were approximately $26,313,000 or 83% of total revenue. For the nine month fiscal year ending September 30, 2003, revenues from the sale of DDGS and other co-products were approximately $5,501,000 or 17% of total revenue.  One customer purchased approximately $2,798,000 of DDGS and other co-products under the grain and solubles marketing agreement as described in Note 12.

Inventory

Inventory consists of raw materials, work in process, and finished goods.  Corn is the primary raw material and, along with other raw materials, is stated at the lower of average cost or market.  Finished goods consist of ethanol produced and DDGS, and are stated at the lower of first-in, first-out, (FIFO method) cost or market.

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

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable.  An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset.  An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value.

Deferred Loan Costs

Costs associated with the issuance of the construction loan discussed in Note 6 are recorded as deferred loan costs, net of accumulated amortization.  Loan costs are amortized to operations over the life of term note #2 using the effective interest method.  The construction loan was converted to term notes on June 23, 2003, at which point the Company began amortizing the related loan costs using the effective interest method.

Derivative Instruments

The Company enters into derivative instruments to hedge the variability of expected future cash flows related to forecasted corn and natural gas purchases, forward purchase contracts, and interest rates.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All derivative instruments are recognized on the September 30, 2003 and December 31, 2002 balance sheet at their fair market value.  On the date the derivative instrument is entered into, the Company will designate the derivative as either a hedge of the variability of cash flows of a forecasted transaction or will not designate the derivative as a hedge.  Changes in the fair value of a derivative that is designated as, and meets all of the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the hedged items affect earnings. Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings.  Although certain derivative instruments may not be designated as, and accounted for, as a cash flow hedge, they are effective economic hedges of specified risks.

During the nine month fiscal year ended September 30, 2003, the Company dedesignated as cash flow hedges its option contract positions, although they continue to be effective economic hedges of specified risks.  At September 30, 2003, the Company had recorded an asset for derivative instruments related to corn and natural gas long call option positions with a fair value of $316,726 for forecasted purchases during fiscal 2004.  At September 30, 2003, accumulated other comprehensive income included $371,440 in realized losses on exited option contracts, which will be reclassified into earnings as the underlying hedged items affect earnings.  The Company has recorded in cost of goods sold $648,714 related to its loss on derivative instruments for the nine month fiscal year ended September 30, 2003.  The loss of $648,714 includes the reclassification from accumulated other comprehensive income of $456,788 recorded at December 31, 2002 and the related gain in fiscal 2003 of $77,724 on these positions.  In addition, as a result of the dedesignation of the Company’s derivative instruments, the Company recognized a gain on these remaining positions of $104,222 and a loss of $373,872 on positions not designated as cash flow hedges but acting as economic hedges, in the third quarter of fiscal 2003.

At December 31, 2002, the Company had recorded a liability for its derivative instruments outstanding of $529,561 which consisted of a group of short put options and a group of long put options that coincided with purchases of corn beginning in March 2003 and continuing until December 2003.  At December 31, 2002, the short put options had an unrealized loss of $468,957 and the long put options have an unrealized loss of $37,104, net of premiums received of $23,500.  During fiscal 2002, realized losses from option contracts exited totaled $242,520 were included in other comprehensive loss and reclassified into operations in fiscal 2003 as inventory was sold.  During the twelve month fiscal year ended December 31, 2002, the Company had not recorded any expense related to its option positions in operations, but had recorded a total unrealized loss of $748,581 in other comprehensive loss.

At September 30, 2003, the Company had an interest rate cap, as described in Note 6, with a fair value of $81,224 recorded as an asset with derivative instruments.  The interest rate cap was not designated as a cash flow hedge.  The Company offset interest expense with the gain on the interest rate cap for the nine month fiscal year ending September 30, 2003.

Income Taxes

Little Sioux Corn Processors, LLC and LSCP, LLLP are treated as partnerships for federal and state income tax purposes and generally do not incur income taxes.  Instead, their earnings and losses are included in the income tax returns of the members/partners. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.  Differences between consolidated financial statement basis of assets and tax basis of assets is related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes.  In addition, the Company uses the modified accelerated cost recovery system method (MACRS) for tax depreciation instead of the straight line method that is used for book depreciation, which also causes temporary differences.

Fair Value of Financial Instruments

The carrying value of cash and restricted cash approximates their fair value.

The Company believes the carrying amount of derivative instruments approximates fair value based on current market prices.

It is not currently practicable to estimate fair value of the line of credit and notes payable to the lending institution. Because these agreements contain certain unique terms, conditions, covenants, and restrictions, as discussed in Notes 5 and 6, there are no readily determinable similar instruments on which to base an estimate of fair value.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement No. 133.

The Financial Accounting Standards Board (FASB) has issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

Management does not expect the implementation of these pronouncements to have a significant effect on the Company’s consolidated financial statements.

Reclassifications

The presentation of certain items in the consolidated statement of cash flows for 2002 has been changed to conform to the classifications used in the nine month fiscal year ended September 30, 2003.  These reclassifications had no effect on net income as previously reported.

2.  INVENTORY

Inventory consists of the following at September 30, 2003:

Raw materials	$561,381
Work in process	335,501
Finished goods	489,689

Total	$1,386,571

There was no inventory at December 31, 2002.

3.  CONSTRUCTION IN PROGRESS

Amounts included in construction in progress as of December 31, 2002 are as follows:

Construction costs	$41,349,796
Capitalized interest	391,695
Insurance and other costs	58,829

Total	$41,800,320

The Company capitalized interest during the construction period of $356,071 during fiscal 2003 and a total of $747,766 in interest incurred prior to completion was capitalized.  All amounts included in construction in progress have been placed in service during fiscal 2003 when operations commenced.

4.  DEFERRED LOAN COSTS

The Company has deferred loan costs of $487,060 with accumulated amortization of $23,869 at September 30, 2003. At December 31, 2002 the Company had deferred loan costs of $477,874. The amortization expense related to the deferred loan costs for the nine month fiscal year ended September 30, 2003 was $23,869. There was no amortization of loan costs in 2002, as the construction note did not convert into a term note until 2003, at which point the Company began amortizing the costs.

Estimated future amortization expense by year for the next five years is as follows at September 30, 2003:

2004	$118,040
2005	107,510
2006	96,530
2007	85,089
2008	56,022

Total	$463,191

5.  REVOLVING PROMISSORY NOTE

Under the terms of the financing agreement with the lending institution, the Company has a revolving promissory note of up to $3,500,000, subject to borrowing base limitations, maturing in July 2004, renewable annually thereafter.  Upon conversion of the construction loan to term notes as described in Note 6, the revolving promissory note was amended whereby interest is due monthly at the one month London Interbank Offered Rate (LIBOR) plus 380 basis points which totaled 4.92% at September 30, 2003.  Prior to this amendment, interest was due monthly at 1.0% plus the prime rate.  The Company pays a commitment fee of .125% on the unused portion of the revolving promissory note.  The outstanding balance at September 30, 2003 was $775,165.  The revolving promissory note as well as the term notes described in Note 6 are subject to protective covenants under a common financing agreement requiring the Company to maintain various financial ratios, including debt service coverage, minimum net worth and working capital requirements, restrictions on distributions, secured by all business assets, and require additional loan payments based on excess cash flow.

6.  LONG–TERM DEBT

Long-term debt consists of the following:

	September 30 2003	December 31 2002

Note payable to bank, principal and interest are due and payable on demand or March 4, 2004, interest is charged at 7.00%, secured by real estate, subordinate to the term notes	$150,000	$150,000

Note payable to Iowa Corn Promotion Board, principal and interest are due and payable on July 30, 2004, no interest rate is charged as long as the note is repaid by June 30, 2004. Thereafter, interest will retroactively accrue at the prime rate, secured by a general security agreement covering substantially all assets, subordinate to term notes	50,000	50,000

Note payable to limited partner and general contractor, principal and interest are due and payable on July 25, 2007, interest is charged at prime plus 1% (5.00% at September 30, 2003 and 5.25% at December 31, 2002), secured by real estate, subordinate to term notes	1,250,000	1,250,000

Construction note payable to lending institution, converted to term notes as described below		19,777,003

Term note #2 payable to lending institution, see terms below	15,409,002

Term note #3 payable to lending institution, see terms below	10,374,165

Term note #4 payable to lending institution, see terms below	2,795,692

Totals carried forward	$30,028,859	$21,227,003

	September 30 2003	December 31 2002

Totals brought forward	$30,028,859	$21,227,003

Note payable to Iowa Energy Center, due in monthly payments of $3,472 without interest, maturing on January 29, 2009, secured by real estate, subordinated to term notes	222,222

Note payable to bank due in monthly payments of $5,921 including interest at 6% maturing on January 29, 2009, secured by real estate, subordinated to term notes	226,535

Note payable to Iowa Department of Economic Development, due in sixty monthly installments beginning August 1, 2004 of $1,167 without interest, payable in full on July 1, 2009, secured by all equipment	210,000

Note payable to Iowa Department of Economic Development, forgivable upon completion of the ethanol plant and the sale of 40 million gallons of ethanol, otherwise due with interest at 8.25% from July 1, 2006 through 2009, secured by all equipment	90,000

Capital lease obligations, due in monthly installments initially totaling $6,768 commencing April 1, 2003 including implicit interest between 7.4% and 17.4% through March 1, 2008, secured by leased equipment (see Note 7)	337,094	361,910

Construction payable periodically paid by draws from the construction note payable		4,613,505

Totals carried forward	$31,114,710	$26,202,418

	September 30 2003	December 31 2002

Totals brought forward	$31,114,710	$26,202,418

Note payable to bank, principal and interest are due and payable on demand or July 30, 2003, interest is charged at 7.00%, secured by real estate, subordinate to the term note, repaid in 2003		600,000
Totals	31,114,710	26,802,418
Less amounts due within one year	2,957,267	1,743,201

Totals	$28,157,443	$25,059,217

The Company obtained debt financing from a lending institution in the form of a construction and term loan and a revolving promissory note.  The construction loan provided the lesser of 60% of the total cost of the project or $31,465,000 with a variable rate during the construction period of 1.0% plus the prime rate, which at December 31, 2002 totaled 5.25%.  The construction loan was converted to three term notes on June 23, 2003, referred to by the lending institution as term notes #2, #3, and #4.  Term note #2 totaled $15,732,500 at conversion, has fixed principal payments due quarterly, which began September 1, 2003, and with interest at the three month LIBOR plus 280 basis points, which totaled 3.95% at September 30, 2003, payable in full on June 1, 2008.  As part of the financing agreement, the Company accepted a fixed rate option on term note #2 by entering into an interest rate swap which effectively fixes the interest rate on this term note at 5.79% until this term note is repaid on June 1, 2008.

Term notes #3 and #4 totaled $10,732,500 and $5,000,000, respectively, at conversion with term note #3 bearing interest at the three month LIBOR plus 380 basis points and term note #4 bearing interest at the one month LIBOR plus 380 basis points, which totaled 4.95% and 4.92%, respectively, at September 30, 2003, both payable in full on June 1, 2008.  The Company is required to make quarterly payments of $506,588 which began on September 1, 2003.  The quarterly payments are applied first to accrued interest on term note #4.  The remaining amount is applied to accrued interest on the term note #3 and then to principal until this note is repaid in full or until maturity.  After term note #3 is repaid, payments are applied first to accrued interest and then to principal on the term note #4 until paid in full or until maturity.  Term note #4 allows subsequent borrowings up to the original $5,000,000 to the extent of principal payments made until maturity and requires a commitment fee of .375% on any used portion.

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

In addition to the terms notes, the subordinated notes payable to the bank and related party require additional cash flow anticipated to be received from the CCC to be split pro rata between the subordinated debtors as additional payments on the notes.

The estimated maturities of long-term debt at September 30, 2003, by fiscal year, are as follows:

2004	$2,957,267
2005	2,904,175
2006	3,135,003
2007	3,195,708
2008	18,740,473
After 2008	182,084

Total long-term debt	$31,114,710

7.  LEASES

The Company leases equipment under operating and capital leases through 2008.  The Company is generally responsible for maintenance, taxes, and utilities for leased equipment.  Equipment under operating leases includes rail cars and various loading and moving vehicles.  In addition, the rail car lease agreement requires additional fees to be paid by the Company for excess usage and for regulatory modifications.  Rent expense for operating leases was approximately $172,000 for the nine month fiscal year ended September 30, 2003.  There was no rent expense in 2002.

Equipment under capital leases, including installation costs expended outside of the capital lease, are as follows:

	September 30 2003	December 31 2002
Equipment	$460,275	$363,416
Accumulated amortization	15,844	750

Net equipment under capital leases	$444,431	$362,666

At September 30, 2003, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year:

	Operating Lease	Capital Leases
2004	$351,345	$83,180
2005	351,345	82,788
2006	351,345	80,107
2007	351,345	79,892
2008	197,473	39,946
Total minimum lease commitments	$1,602,853	365,913
Less amount representing interest		28,819

Present value of minimum lease commitments; included in the preceding long-term debt		$337,094

8.  MEMBERS’ EQUITY

As specified in the LLC’s operating agreement, the LLC has one class of membership units. The LLC is authorized to issue 28,000 membership units. The LLC raised $10,226,000 in 2002 by issuing 10,002 units of the LLC through an initial public offering.  The LLC received a $309,613 contribution of equity from the limited partners in LSCP via allocation of units in excess of net assets contributed by the LLC.  The limited partners agreed to this allocation in recognition of efforts and funds previously expended for the development of the plant.

9.  RELATED PARTY TRANSACTIONS

In addition to the related party transactions described previously, the Company also had the following related party transactions:

The minority investors in LSCP include Archer Daniels Midland Company (ADM), through MCP Holdings Co., LLC, which owns 800 units of LSCP, Fagen, Inc. (Fagen), the general contractor, which owns 350 units, Indeck Energy Services, LLC, which owns 300 units, and David Vander Greind, the owner of ICM, the engineering firm for LSCP, who owns 100 units.  LSCP had 3,739 units outstanding at September 30, 2003 and December 31, 2002, of which the LLC owned 2,189 units as of each period end.

At September 30, 2003 and December 31, 2002, the Company had construction costs payable to Fagen of $250,000 and $4,037,006, respectively.  Total fees to the engineer and Fagen related to the construction of the plant were approximately $9,795,000 during the nine month fiscal year ended September 30, 2003 and approximately $35,712,000 during the fiscal year ended December 31, 2002.  At December 31, 2002, the Company had incurred site preparation costs of $493,945 recorded in a construction note payable to a member of the LLC.  At September 30, 2003 and December 31, 2002, the Company had accrued interest related to the note payable to Fagen as described in Note 6 of approximately $82,000 and $21,000, respectively.  ADM markets all of the ethanol sold by LSCP as described in Note 12 and received approximately $205,000 as a marketing fee during the nine month fiscal year ended September 30, 2003.

LSCP purchased approximately $2,504,000 in corn from members of the LLC during fiscal 2003.

10.  EMPLOYEE BENEFIT PLAN

During fiscal 2003, the Company began a 401(k) retirement and profit sharing plan for all eligible employees.  Participation in the plan is based on attaining certain age and service requirements.  The Company makes a matching contribution of 3% of the participants’ eligible wages.  The employees vest in the Company match evenly over four years.  Profit sharing expense was $569 for the nine month fiscal year ended September 30, 2003.

11.  INCOME TAXES

The differences between consolidated financial statement basis and tax basis of assets are as follows:

	September 30 2003	December 31 2002
Consolidated financial statement basis of assets	$57,308,872	$44,446,075
Plus: organization and start-up costs capitalized	714,384	458,093
Less: accumulated tax depreciation and amortization greater than financial basis	(12,287,693)

Income tax basis of assets	$45,735,563	$44,904,168

There were no differences between the consolidated financial statement basis and tax basis of the Company’s liabilities.

12.  COMMITMENTS AND CONTINGENCIES

As discussed in Notes 1 and 9, the Company has entered into an ethanol marketing agreement with ADM.  The Company agrees to pay ADM a fixed price per gallon for every gallon of ethanol produced by the Company and sold to ADM.  The initial term is until April 2007 with renewal options thereafter in one year increments.

The Company has entered into a marketing agreement whereby the Company agrees to sell certain grains and solubles.  In return, the buyer agrees to pay the Company a percentage of the selling price for grains and a fixed dollar amount per ton of solubles.  The agreement commences when the Company begins selling certain grains and solubles and continues for a year initially and terminable thereafter by either party.

The Company has entered into a risk management agreement for its derivative activity with a consulting firm.  The consulting firm agrees to provide the Company advice, assistance and risk management services.  As part of the agreement, the Company agrees to pay the consulting firm a fee of $.002 per gallon of ethanol produced during the term beginning the day of the month after production begins.  The initial estimated monthly payment is $6,667.  The agreement began in 2002 and continued until July 15, 2003.  This agreement has been extended and is month to month until terminated by either party.  During the nine month fiscal year ending September 30, 2003, the Company incurred costs of approximately $40,000 under this agreement.

At September 30, 2003, the Company has forward contracts to purchase approximately 368,000 million British thermal units (MMBTU) of natural gas during October, November, and December 2003 at $4.90 per MMBTU for a total of $1,803,200 less a deposit paid of $184,000 in September 2003.

ITEM 8.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Boulay, Heutmaker, Zibell & Co., P.L.L.P. has been our independent auditor since the Company’s inception and is the Company’s independent auditor at the present time.  The Company has had no disagreements with its auditors.

ITEM 8A.                                            CONTROLS AND PROCEDURES.

Our management, including our President (the principal executive officer), Daryl Haack, and our Treasurer (the principal financial officer), Doug Lansink, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of the end of the period covered by this report and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART III

ITEM 9.                                                     DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Directors, Executive Officers and Significant Employees

Daryl Haack, Chairman, President and Class A Director – Age 59

Mr. Haack has served on the board of the Company since its inception.  He previously held the positions of vice-chairman and vice-president.  For the past five years, Mr. Haack has farmed approximately nine hundred crop acres in O’Brien County generally dedicated to corn and soybeans.  In addition, Mr. Haack is one of eighteen shareholders in a swine-finishing corporation and serves as the corporation’s board chairman.  The swine-finishing corporation is not a publicly reporting company.  Mr. Haack is serving his fifth year as a member of the Iowa Corn Promotion Board, currently serves as its secretary, was a delegate to the National Corn Grower Association’s Corn Congress, and is member of the U.S. Feed Grains Council.

Mr. Haack currently serves as the Company’s Chairman and President.  Pursuant to our operating agreement, Mr. Haack will serve as a Class A Director of the Company until the annual meeting of members in 2004, and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Ron Wetherell, Vice-Chairman, Vice-President and Class A Director – Age 58

Mr. Wetherell has served on the board of the Company since its inception.  For the past five years, Mr. Wetherell has owned and operated a number of Cherokee County businesses including a repair shop that has grown into Wetherell Manufacturing Co., a designer and manufacturer of farm implements, hydraulic cylinders, and truck utility bodies, and Wetherell Cable TV which services seven separate communities in northwest Iowa.  In 1992, he was elected to the Cherokee County Board of Supervisors and was recently elected to his third term.

Mr. Wetherell currently serves as Vice-Chairman and Vice-President of the Company.  Pursuant to our operating agreement, Mr. Wetherell will serve as a Class A Director of the Company until the annual meeting of members in 2004, and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Tim Ohlson, Secretary and Class A Director – Age 52

Mr. Ohlson has served on the board of the Company since its inception.  For the past five years, Mr. Ohlson has operated a grain and livestock farm north of Meriden.  He currently serves as president of the Cherokee County Farm Bureau.  He has been a board member of CML Telephone board for twelve years and currently serves as its secretary.

Mr. Ohlson currently serves as Secretary for the Company.  Pursuant to our operating agreement, Mr. Ohlson will serve as a Class A Director of the Company until the annual meeting of members in 2004, and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Doug Lansink, Treasurer and Class A Director – Age 45

Mr. Lansink has served on the board of the Company since its inception.  For the past five years, Mr. Lansink has operated a livestock and grain farm in Ida County.

Mr. Lansink currently serves as the Company’s Treasurer.  Pursuant to our operating agreement, Mr. Lansink will serve as a Class A Director of the Company until the annual meeting of members in 2004, and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Verdell Johnson, Class A Director – Age 66

Mr. Johnson has served on the board of the Company since its inception.  He previously served as secretary of the Company.  For the past five years, Mr. Johnson has owned and operated a livestock and grain farm in Cherokee County.  He is a current Cherokee County Farm Bureau director.

Pursuant to our operating agreement, Mr. Johnson will serve as a Class A Director of the Company until the annual meeting of members in 2004, and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Myron Pingel, Class A Director – Age 63

Mr. Pingel has served on the board of the Company since its inception.  For the past five years, Mr. Pingel has farmed north of Aurelia and operated a grain and livestock farm.  He currently serves as chairman of the Maple Valley Mutual Insurance Company, and chairman of Twin Valley Producers Network farrowing group.  Neither entity is a public reporting company.

Pursuant to our operating agreement, Mr. Pingel will serve as a Class A Director of the Company until the annual meeting of members in 2004, and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Darrell Downs, Class A Director – Age 65

Mr. Downs has served on the board of the Company since its inception.  For the past five years Mr. Downs has been employed as a marketing manager by a regional seed company.  He currently serves as the mayor of Marcus, Iowa.

Pursuant to our operating agreement, Mr. Downs will serve as a Class A Director of the Company until the annual meeting of members in 2004, and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Roland Schmidt, Class A Director – Age 53

Mr. Schmidt has served on the board of the Company since its inception.  For the past five years he has operated a grain and livestock farm in Sac County, and owned an interest in a partnership that finish feeds 5,000 to 6,000 head of hogs annually.  He is currently serving his second term as Sac County Farm Bureau president, having previously served as vice president and chairman of several county committees.

Pursuant to our operating agreement, Mr. Schmidt will serve as a Class A Director of the Company until the annual meeting of members in 2004, and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Vincent Davis, Class A Director – Age 51

Mr. Davis has served on the board since its inception and served on its predecessor steering committee.  He currently serves as Iowa Farm Bureau Federation regional manager in region 10, which encompasses five counties in west central Iowa.  Prior to serving as the IFBF regional manager, he served as Iowa Soybean Association field representative for over 10 years.

Pursuant to our operating agreement, Mr. Davis will serve as a Class A Director of the Company until the annual meeting of members in 2004, and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Jeff Coale, Class B Director -  Age 38

Mr. Coale was appointed to the board in March, 2002 by Indeck Energy Services, Inc., as a limited partner in the partnership.  For the past five years, Mr. Coale has been employed by Indeck Power Equipment Company as vice-president of sales where he has been responsible for business development efforts on steam generation related projects.

Pursuant to our operating agreement, Mr. Coale will serve as a Class B Director of the Company at the discretion of the appointing class of limited partners of the limited partnership until the next annual meeting of partners, or until his successors is elected and qualified.

Steve Core, Class B Director — Age 53

Mr. Core was appointed to the board in March 2002 by Fagen, Inc., as a limited partner in the limited partnership.  From 1994 through 2002, Mr. Core served as general manager of Corn Plus, a Winnebago, Minnesota ethanol producer, where he supervised a staff of 34 employees that operated a plant producing 44 million gallons of ethanol annually.  Since 2002, Mr. Core has served as a consultant to Fagen, Inc., with respect to new ethanol plant construction.  He is a member of the Minnesota Ethanol Coalition, a director of the Renewable Fuels Association and Corn Growers Association.

Pursuant to our operating agreement, Mr. Core will serve as a Class B Director of the Company at the discretion of the appointing class of limited partners of the limited partnership until the next annual meeting of partners, or until his successor is elected and qualified.

Dave Vander Griend, Class B Director – Age 50

Mr. Vander Griend is a limited partner in the limited partnership and appointed himself to the board in March 2002.  He is president and CEO of ICM, Inc., the company that provided the process design technology for our ethanol plant.  He has worked in the ethanol industry since 1978 and has extensive experience.  His work in the industry began by designing and installing a small test ethanol dehydration system for South Dakota State University in Brookings, South Dakota.  This distillation system was used as a demonstration project on the mall in Washington, DC in 1979 and numerous other places throughout the United States during the initial development of the fuel ethanol industry.  In 1980 Dave formed a company called Arlon Industries.  This company manufactured distillation equipment for fuel ethanol plants on a small scale.  Dave continued that business until 1985, at which time, he joined High Plains Corporation in Wichita, KS.  At High Plains, Dave was Vice-President of operations responsible for operating a 10 million gallon per year ethanol plant in Colwich, KS.  While at High Plains, Dave expanded the Colwich Plant from 10 million gallons per year production to 20 million gallons per year.  In 1992 he began design on a 30 million gallon plant in York, Nebraska.  The plant was built and commissioned in 1994 and was operating at capacity in January of 1995.  In January of 1995, Dave resigned from High Plains Corporation and formed ICM, Inc.  ICM started out as a manufacturer of distillers grain dryers for the fuel ethanol industry and as a consultant to fuel ethanol plants currently in operation throughout the Midwest.  ICM currently has approximately 130 employees and has designed and built numerous fuel ethanol plants throughout the Midwest.

Pursuant to our operating agreement, Mr. Vander Griend will serve as a Class B Director of the Company at his own discretion until the next annual meeting of partners, or until his successor is elected and qualified.

Marty Lyons, Class B Director – Age 45

Mr. Lyons was appointed to the board in March, 2002, by MCP Holding Company, LLC, as a limited partner in the limited partnership.  For the past five years, Mr. Lyons has been employed by Archer Daniels Midland Company and is currently the vice-president and director of ADM’s Ethanol Sales group, which includes management of ADM’s domestic and international fuel, beverage and industrial ethanol marketing and sales efforts.

Pursuant to our operating agreement, Mr. Lyons will serve as a Class B Director of the Company at the discretion of the appointing class of limited partners of the limited partnership until the next annual meeting of partners, or until his successor is elected and qualified.

Steve Roe, General Manager – Age 50

Mr. Roe was hired as General Manager of our ethanol plant on May 20, 2002.  Since then, Mr. Roe has held the position of General Manager.  Mr. Roe will serve as General Manager of the plant until he resigns or is removed by the Board of Directors with the consent of a majority of the holders of limited partnership units of the Limited Partnership and the approval of our primary lender.

Gary Grotjohn, Controller – Age 53

Mr. Grotjohn was hired as Controller for the Company on February 24, 2003.  Since then, Mr. Grotjohn has held the position of Controller.  Mr. Grotjohn will serve as Controller of the Company until he resigns or is removed by the Board of Directors.

Compliance with Section 16(a) of the Exchange Act.

Reporting Person	Late Form 3 (2003)	Late Form 4 (2003)	Late Form 5 (2003)
Vince Davis, Class A Director	1		1
Darrell Downs, Class A Director	1		1
Daryl Haack, Chairman, President and Class A Director	1		1
Verdell Johnson, Class A Director	1		1
Doug Lansink, Treasurer and Class A Director	1		1
Tim Ohlson, Secretary and Class A Director	1	1	1
Myron Pingel, Class A Director	1		1
Roland Schmidt, Class A Director	1		1
Ron Wetherell, Vice-Chairman, Vice-President and Class A Director	1		1

On July 31, 2003, Tim Ohlson, our Secretary and a director on our Board of Directors, transferred a total of 16 membership units to related parties for no consideration. As set forth above, Mr. Ohlson did not file a Form 4 reporting the decrease in his beneficial ownership of membership units as a result of this transfer.

Adoption of Code of Ethics

On December 18, 2003, our Board of Directors adopted a code of ethics that applies to our principal executive officer, Daryl Haack, our principal financial officer, Doug Lansink, and members of management, Steve Roe and Gary Grotjohn.  Each of these individuals signed an acknowledgment of his receipt of our code of ethics.  We are filing a copy of our code of ethics with the Securities and Exchange Commission by including the code of ethics as Exhibit 14.1 to this report.

Identification of Audit Committee

In May 2003 the Board of Directors appointed an Audit Committee consisting of Doug Lansink, Ron Wetherell, Daryl Haack and Vince Davis.

ITEM 10.                                              EXECUTIVE COMPENSATION.

In fiscal year 2002, our President and Chief Executive Officer, Daryl Haack, was compensated a total of $2,725.  In fiscal year 2003, our President and Chief Executive Officer, Daryl Haack, was compensated a total of $775.  We reimburse our officers for expenses incurred relating to services rendered on the Company’s behalf.  We do not have any employment agreements with any officer or director.

ITEM 11.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

None of our officers, directors or unit holders, directly or beneficially, owns more than five percent of our issued and outstanding units.

As of September 30, 2003, members of our board of directors own units as follows:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Class A Membership Units	Vince Davis	24 Units	0.21%
Class A Membership Units	Darrell Downs	32 Units	0.29%
Class A Membership Units	Daryl Haack	20 Units	0.18%
Class A Membership Units	Verdell Johnson	100 Units	0.91%
Class A Membership Units	Doug Lansink	28 Units	0.26%
Class A Membership Units	Tim Ohlson	68 Units	0.62%
Class A Membership Units	Myron Pingel	84 Units	0.77%
Class A Membership Units	Roland Schmidt	20 Units	0.18%
Class A Membership Units	Ron Wetherell	100 Units	0.91%
TOTAL :		476 Units	4.33%

The following table sets forth the ownership of the limited partners in LSCP, LLLP, as of September 30, 2003:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Class B Limited Partnership Units of LSCP, LLLP	Fagen, Inc. 501 W. Hwy. 212 P.O. Box 159 Granite Falls, MN 56241	350 Units	100.0%
Class C Limited Partnership Units of LSCP, LLLP	David J. Vander Griend* 310 N. First Street P.O. Box 397 Colwich, KS 67030	100 Units	100.0%
Class D Limited Partnership Units in LSCP, LLLP	Indeck Energy Services, Inc. 600 N. Buffalo Grove Rd., Suite 300 Buffalo Grove, IL 60089	300 Units	100.0%
Class E Limited Partnership Units in LSCP, LLLP	Archer Daniels Midland Company** 4666 Faries Parkway Decatur, IL 62526	800 Units	100.0%
TOTAL:		1,550 Units

*David J. Vander Griend is a Class B director on the Registrant’s Board of Directors.

**Archer Daniels Midland Company owns the 800 Class E Limited Partnership Units in LSCP, LLLP through its wholly-owned subsidiary, MCP Holding Company, L.L.C.

The limited partners collectively own 1,550 of the 3,739 total outstanding limited partnership units in LSCP, LLLP, for a total ownership of 41.5%.

ITEM 12.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Since our inception, we have engaged in several transactions with related parties.

Fagen, Inc.

Fagen, Inc., owns 350 of the 3,739 total outstanding limited partnership units in LSCP, LLLP.  This means that Fagen, Inc., owns a 9.3% limited partnership interest in the Limited Partnership.  Of the 1,550 limited partnership units representing the limited partners, Fagen, Inc.’s ownership of 350 units means that it owns 22.6% of the limited partnership units held by the limited partners.  Fagen, Inc.,’s ownership of its limited partnership interest entitles it to join with its class of limited partnership interests in electing one director to our board.  Fagen, Inc., has elected Steve Core to our board.  In addition, Fagen, Inc., has purchased approximately $1,250,000 of the limited partnership’s subordinated debt.  Fagen, Inc.,’s purchase of this debt is for investment purposes and is subject to terms and conditions common to subordinated debt.  We entered into a design-build contract with Fagen, Inc., for the purpose of providing design, development and construction services to us in connection with our ethanol plant.  Pursuant to the design-build contract, Fagen, Inc., agreed to design, develop and construct a 40 million gallon per year ethanol plant for an amount not to exceed approximately $45,500,00, subject to change orders approved by us.  Fagen, Inc., has provided design, development and construction services for our ethanol plant in accordance with the design/build contract and construction was substantially completed in April, 2003.  The amount we paid Fagen, Inc., for construction of the ethanol plant is comparable to that of an arms-length transaction.

Indeck Energy Services, Inc.

Indeck Energy Services, Inc., owns 300 of the 3,739 total outstanding limited partnership units in LSCP, LLLP.  This means that Indeck Energy Services, Inc., owns an 8.1% limited partnership interest in the Limited Partnership.  Of the 1,550 limited partnership units representing the limited partners, Indeck Energy Services, Inc.’s ownership of 300 units means that it owns 19.4% of the total number of units held by the limited partners.  Indeck Energy Services, Inc.’s ownership of its limited partnership interest entitles it to join with its class of limited partnership interests in electing one director to our board. Indeck Energy Services, Inc., has elected Jeff Coale to our board.  Indeck Energy Services, Inc., as a subcontractor under the design-build contract, has provided a thermal oxidizer to us in connection with the development and construction of our ethanol plant.  We expect the thermal oxidizer to decrease our emission of any volatile organic compounds and ease our regulatory compliance.  The cost of the thermal oxidizer was $1,825,000 and was included in the design-build contract price of $45,500,000.  The amount we paid Indeck Energy Services, Inc., for the thermal oxidizer for our ethanol plant is comparable to that of an arms-length transaction.

MCP Holding Company, L.L.C.

MCP Holding Company, L.L.C., purchased 800 of the 3,739 total outstanding limited partnership units in LSCP, LLLP.  ADM acquired MCP Holding Company, L.L.C.  This means that ADM now owns 800 of the 3,739 total outstanding limited partnership units in LSCP, LLLP or a 21.3% limited partnership interest in the Limited Partnership.  Of the 1,550 limited partnership units representing the limited partners, ADM’s ownership of 800 units means that it owns 51.6% of the total number of limited partnership units held by the limited partners.  ADM’s ownership of its limited partnership interest entitles it to join with its class of limited partnership interests in electing one director to our board.  ADM has elected Marty Lyons to our board.  ADM provides marketing services to our ethanol plant pursuant to the marketing agreement assigned by MCP to ADM.  In 2003 we paid ADM approximately $205,000 as a marketing fee.  The amount we pay ADM for marketing services is comparable to that of an arms-length transaction.

Dave Vander Griend

Dave Vander Griend owns 100 of the 3,739 total outstanding limited partnership units in LSCP, LLLP.  This means that Mr. Vander Griend owns a 2.8% limited partnership interest in the Limited Partnership.  Of the 1,550 limited partnership units representing the limited partners, Mr. Vander Griend’s ownership of 100 units means that he owns 6.4% of the total number of limited partnership units held by the limited partners.  Dave Vander Griend’s ownership of his limited partnership interest entitles him to join with his class of limited partnership interests in electing one director to our board.  Mr. Vander Griend has elected himself to serve on our board.  Mr. Vander Griend is the president and owner of ICM, Inc.  ICM, Inc., as a subcontractor under the design-build contract, provided the process design engineering for the development and construction of our ethanol plant.  The cost of the process design engineering provided by ICM, Inc. was included in the design-build contract price of $45,500,000.  The amount we paid ICM, Inc., for process design services is comparable to that of an arms-length transaction.

Corn Purchased from Members

We have made corn purchases of approximately $2,504,000 from our members.  The purchase price for corn purchased from our members is comparable to that of an arms-length transaction.

ITEM 13.                                              EXHIBITS AND REPORTS ON FORM 8-K.

(a)                                  The following exhibits are included herein:

Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits are filed as part of this report.  Exhibits previously filed are incorporated by reference, as noted.

Exhibit No.	Exhibit
3.1	Articles of Organization of registrant. Filed as Exhibit 2.1 to the registrant’s registration statement on Form 10-SB (Commission File 0001229899) and incorporated by reference herein.

3.2

Second Amended and Restated Operating Agreement of the registrant.  Filed as Exhibit 2.2 to the registrant’s registrations statement on Form 10-SB (Commission File 0001229899) and incorporated by reference herein.

3.3	Certificate of Limited Partnership. Filed as Exhibit 2.3 to the registrant’s registration statement on Form 10-SB (Commission File 0001229899) and incorporated by reference herein.

3.4	Limited Partnership Agreement. Filed as Exhibit 2.4 to the registrant’s registration statement on Form 10-SB (Commission File 0001229899) and incorporated by reference herein.

10.1

Ethanol Marketing Agreement between Little Sioux Corn Processors, L.P. and Minnesota Corn Processors, L.L.C.*  Filed as Exhibit 6.1 to the registrant’s registration statement on Form 10-SB (Commission File 0001229899) and incorporated by reference herein.

10.2

Assignment of Ethanol Marketing Agreement between Little Sioux Corn Processors, L.P. and Minnesota Corn Processors, L.L.C. to Archer Daniels Midland Company.  Filed as Exhibit 6.2 to the registrant’s registration statement on Form 10-SB (Commission File 0001229899) and incorporated by reference herein.

10.3

Distillers Grain Marketing Agreement between Little Sioux Corn Processors, L.P. and Commodity Specialist Company*.  Filed as Exhibit 6.3 to the registrant’s registration statement on Form 10-SB (Commission File 0001229899) and incorporated by reference herein.

10.4

Design/Build Contract between Little Sioux Corn Processors, L.P. and Fagen, Inc.*  Filed as Exhibit 6.4 to the registrant’s registration statement on Form 10-SB (Commission File 0001229899) and incorporated by reference herein.

10.5	Construction Loan Agreement dated July 25, 2002 by and between LSCP, L.P. and First National Bank of Omaha.

10.6	First Amendment to Construction Loan Agreement dated April 29, 2003 by and between LSCP, L.P. and First National Bank of Omaha.

10.7	Second Amendment to Construction Loan Agreement dated June 1, 2003 by and between LCSP, L.P. and First National Bank of Omaha.

10.8	Third Amendment to Construction Loan Agreement dated June 23, 2003 by and between LCSP, L.P. and First National Bank of Omaha.

10.9	Revolving Promissory Note dated June 23, 2003 between LSCP, L.P. and First National Bank of Omaha.

10.10	Term Note #2 dated June 23, 2003 between LSCP, L.P. and First National Bank of Omaha.

10.11	Term Note #3 dated June 23, 2003 between LSCP, L.P. and First National Bank of Omaha.

10.12	Term Note #4 dated June 23, 2003 between LSCP, L.P. and First National Bank of Omaha.

14.1	Code of Ethics of Little Sioux Corn Processors, L.L.C. adopted December 18, 2003.

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)

32.1	Certificate Pursuant to 18 U.S.C. Section 1350

32.2	Certificate Pursuant to 18 U.S.C. Section 1350

*Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.

(b)                                 Reports on Form 8-K.

On July 11, 2003, we filed Form 8-K reporting the change in our fiscal year from January 1 through December 31 to October 1 through September 30, effective as of June 26, 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITTLE SIOUX CORN PROCESSORS, L.L.C.

Date:	December 29, 2003	/s/ Daryl Haack
Daryl Haack
President (Principal Executive Officer)

Date:	December 29, 2003	/s/ Doug Lansink
Doug Lansink
Treasurer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 29, 2003	/s/ Vince Davis
Vince Davis, Director

Date: December 29, 2003	/s/ Daryl Haack
Daryl Haack, President and Director

Date: December 29, 2003	/s/ Doug Lansink
Doug Lansink, Treasurer and Director

Date: December 29, 2003	/s/ Tim Ohlson
Tim Ohlson, Secretary and Director

Date: December 29, 2003	/s/ Ron Wetherell
Ron Wetherell, Vice-President and Director