Form 10QSB
period 2003-12-31
LITTLE SIOUX CORN PROCESSORS LLC
filed 2004-02-17
CIK 1229899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2003

OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from to .

COMMISSION FILE NUMBER 0001229899

LITTLE SIOUX CORN PROCESSORS, L.L.C.

(Exact name of small business issuer as specified in its charter)

Iowa	42-1510421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4808 F Avenue, Marcus, Iowa 51035
(Address of principal executive offices)

(712) 376-2800
(Issuer’s telephone number)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                                                                    ☒  Yes                                                          ☐  No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:  As of February 13, 2004, there were 10,941 units outstanding.

Transitional Small Business Disclosure Format (Check one):	☐ Yes	☒ No

PART I.    FINANCIAL INFORMATION

Item 1.           Financial Statements

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Balance Sheet

December 31 2003
(Unaudited)
ASSETS
Current Assets
Cash	$3,351,136
Trade accounts receivable	1,584,049
Other receivables	2,627,686
Inventory	1,636,536
Derivative instruments	597,226
Prepaid expenses	831,432
Total current assets	10,628,065

Property and Equipment
Land and improvements	2,381,920
Buildings	15,147,828
Processing equipment	26,577,396
Grain handling equipment	5,084,720
Rail and other equipment	1,214,322
Furniture and fixtures	160,042
50,566,228
Less accumulated depreciation	2,496,818
Net property and equipment	48,069,410

Other Assets
Deferred loan costs, net	438,021
438,021

Total Assets	$59,135,496

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Balance Sheet

December 31 2003
(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Revolving promissory note	$200,964
Current maturities of long-term debt	2,959,830
Accounts payable
Trade	1,045,896
Construction	250,000
Accrued liabilities	945,305
Total current liabilitiies	5,401,995

Long-Term Debt, net of current maturities	24,633,361

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions, 10,941 units outstanding at December 31, 2003	10,842,237
Retained earnings	6,170,603
17,012,840
Minority interest	12,087,300
Total members’ equity	29,100,140

Total Liabilities and Members’ Equity	$59,135,496

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Operations

	Three Months Ended December 31 2003	Three Months Ended December 31 2002
	(Unaudited)	(Unaudited)

Revenues	$19,266,908	$—

Cost of Goods Sold	15,402,488	—

Gross Profit	3,864,420	—

Operating Expenses	1,568,721	31,028

Operating Income (Loss)	2,295,699	(31,028)

Other Income/Expense
Interest income		442
Interest expense	(402,966)
CCC Bio-Energy income	2,617,626
Other income	18,764
Total other income	2,233,424	442

Net Income (Loss) Before Minority Interest	4,529,123	(30,586)

Minority Interest in Sudsidiary Income (Loss)	1,880,548	(12,694)

Net Income (Loss)	$2,648,575	$(17,892)

Weighted Average Units Outstanding	10,941	10,941

Net Income (Loss) Per Unit	$242.08	$(1.64)

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	Three Months Ended December 31 2003	Three Months Ended December 31 2002
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$2,648,575	$(17,892)
Adjustments to reconcile net income (loss) to net cash from operations:
Depreciation and amortization	871,640	2,117
Minority interest in subsidiary’s net income (loss)	1,880,548	(12,694)
Loss on derivatives	312,777
Change in assets and liabilities:
Restricted cash	12,902	(174,215)
Receivables	904,597	(6,354)
Inventory	(249,965)
Derivative instruments	(140,613)	(70,500)
Prepaid expenses	(233,330)	(14,383)
Accounts payable	536,655	12,269
Accrued liabilities	485,126	(3,658)
Net cash provided by (used in) operating activities	7,028,912	(285,310)

Cash Flows from Investing Activities
Capital expenditures	(118,539)
Net cash used in investing activities	(118,539)

Cash Flows from Financing Activities
Bank overdraft		220,354
Proceeds from issuance of long-term debt		69,829
Payments on revolving promissory note, net	(574,201)
Payments of long-term debt	(3,521,519)
Loan costs		(35,662)
Net cash provided by (used in) financing activities	(4,095,720)	254,521

Net increase (decrease) in cash	2,814,653	(30,789)

Cash – Beginning of Period	536,483	299,951

Cash – End of Period	$3,351,136	$269,162

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	Three Months Ended December 31 2003	Three Months Ended December 31 2002
	(Unaudited)	(Unaudited)
Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$500,485	$206,990

Supplemental Disclosure of Noncash Investing and Financing Activities
Property, plant and equipment financed with note payable and construction payable		$8,627,536

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

December 31, 2003

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed quarterly consolidated financial statements represent Little Sioux Corn Processors, LLC and Subsidiary.  See Note 1 to the consolidated financial statements included in the Form 10-KSB for the nine month fiscal year ended September 30, 2003.  That note discusses the consolidation.  As used in this report in Form 10-QSB, the “Company” represents Little Sioux Corn Processors, LLC (LLC) and its subsidiary LSCP, LLLP (LSCP).

The condensed consolidated quarterly financial statements are unaudited.  These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of the results of operations, financial position, and cash flows.  The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

Nature of Business

The Company operates a 40 million gallon ethanol plant, located near Marcus, Iowa.  The plant commenced operations in April 2003.  The Company sells its production of ethanol and distillers grains and solubles in the upper Midwest states.

Commodity Credit Corporation Bioenergy Program

During 2003, the Company enrolled in the Commodity Credit Corporation Bioenergy Program (CCC), a department of the United States Department of Agriculture.  This program enables the Company to receive payments based on increases in production of ethanol over the previous year of up to $7,500,000 per year.  New production is eligible and is considered increased production.  Payments under the program are subject to pro rata reduction if aggregate payments to all producers in any fiscal year exceed the maximum annual funding of the program.  During the three months ended December 31, 2003, the Company recorded $2,617,626 as other income and other receivables from the CCC.

Derivative Instruments

At December 31, 2003, the Company had recorded an asset for derivative instruments related to corn and natural gas option and futures positions with a fair value of $511,650 for forecasted purchases during fiscal 2004.  None of the positions open at December 31, 2003 are designated as cash flow hedges.  The Company has recorded $317,129 in cost of goods sold related to its derivative instruments for the three months ended December 31, 2003, which includes the reclassification of $371,440 from accumulated other comprehensive loss.

At December 31, 2003, the Company had an interest rate cap as described in Note 4 with a fair value of $85,576 recorded as an asset with derivative instruments.  The interest rate cap was not designated as a cash flow hedge.  The Company offset interest expense with the gain on the interest rate cap of $4,352 for the three months ending December 31, 2003.

Recent Accounting Pronouncement

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities.  The Company has reviewed its consolidation policy under this interpretation.  It was determined that continued consolidation under previously issued accounting standards is still applicable.

2.  INVENTORY

Inventories consist of the following at December 31, 2003:

Raw materials	$952,607
Work in process	291,098
Finished goods	392,831

Totals	$1,636,536

3.  REVOLVING PROMISSORY NOTE

Under the terms of the financing agreement with a lending institution, the Company has a revolving promissory note of up to $3,500,000, subject to borrowing base limitations, maturing in July 2004.  The revolving promissory note accrues interest monthly at the one month LIBOR plus 380 basis points which totaled 4.92% at December 31, 2003.  The Company pays a commitment fee of .125% on the unused portion of the revolving promissory note.  The outstanding balance at December 31, 2003 was $200,964.  The revolving promissory note as well as the term notes described in Note 4 are subject to protective covenants under a common financing agreement requiring the Company to maintain various financial ratios, including debt service coverage, minimum net worth and working capital requirements, restrictions on distributions, secured by all business assets, and require additional loan payments based on excess cash flow.

4.  LONG–TERM DEBT

Long-term debt consists of the following at December 31, 2003:

Note payable to Iowa Corn Promotion Board, principal and interest are due and payable on June 30, 2004, no interest rate is charged as long as the note is repaid by June 30, 2004. Thereafter, interest will retroactively accrue at the prime rate, secured by a general security agreement covering substantially all assets, subordinate to term notes	$50,000

Note payable to limited partner and general contractor, principal and interest are due and payable on July 25, 2007, interest is charged at the prime rate plus 1% (5.00% at December 31, 2003), secured by real estate, subordinate to term notes, paid in full subsequent to December 31, 2003	1,250,000

Term note #2 payable to lending institution, see terms below	15,085,734

Term note #3 payable to lending institution, see terms below	10,028,567

Term note #4 payable to lending institution, see terms below	130,267

Note payable to Iowa Energy Center, due in monthly payments of $3,472 without interest, maturing on January 29, 2009, secured by real estate, subordinated to term notes	217,460

Note payable to bank due in monthly payments of $5,921 including interest at 6% maturing on January 29, 2009, secured by real estate, subordinated to term notes	211,805

Note payable to Iowa Department of Economic Development, due in sixty monthly installments beginning August 1, 2004 of $1,167 without interest, payable in full on July 1, 2009, secured by all equipment	210,000

Note payable to Iowa Department of Economic Development, forgivable upon completion of the ethanol plant and the sale of 40 million gallons of ethanol, otherwise due with interest at 8.25% from July 1, 2006 through 2009, secured by all equipment	90,000

Capital lease obligations, due in monthly installments initially totaling $6,768 including implicit interest between 7.4% and 17.4% through March 1, 2008, secured by leased equipment	319,358
Totals	27,593,191
Less amounts due within one year	2,959,830

Totals	$24,633,361

The Company obtained debt financing from a lending institution in the form of a revolving promissory note and term notes, referred to by the lending institution as term notes #2, #3, and #4.  Term note #2 has fixed principal payments due quarterly with interest at the three month LIBOR plus 280 basis points, which totaled 3.95% at December 31, 2003, payable in full on June 1, 2008.  As part of the financing agreement, the Company accepted a fixed rate option on term note #2 by entering into an interest rate swap which effectively fixes the interest rate on this term note at 5.79% until this term note is repaid on June 1, 2008.

Term note #3 bears interest at the three month LIBOR plus 380 basis points which totaled 4.95% at December 31, 2003.  Term note #4 bears interest at the one month LIBOR plus 380 basis points which totaled 4.92% at December 31, 2003.  Term notes #3 and #4 are payable in full on June 1, 2008.  The Company is required to make quarterly payments of $506,588 applied first to accrued interest on term note #4.  The remaining amount is applied to accrued interest on the term note #3 and then to principal until this note is repaid in full or until maturity.  After term note #3 is repaid, payments are applied first to accrued interest and then to principal on the term note #4 until paid in full or until maturity.  Term note #4 allows subsequent borrowings up to the original $5,000,000 to the extent of principal payments made until maturity and requires a commitment fee of .375% on any used portion.

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

At September 30, 2003, LSCP was in violation of the net worth covenant.  The lender has waived compliance with this violation at September 30, 2003 and for the following year as it relates to this violation at September 30, 2003.

In addition to the terms notes, the subordinated notes payable to the bank and related party require additional cash flow anticipated to be received from the CCC to be split pro rata between the subordinated debtors as additional payments on the notes.

The estimated maturities of long-term debt at December 31, 2003 are as follows:

2004	$2,959,830
2005	3,051,674
2006	3,278,599
2007	4,584,329
2008	13,562,835
After 2008	155,924

Total long-term debt	$27,593,191

5.  RELATED PARTY TRANSACTIONS

In addition to the related party transactions described previously, the Company also had the following related party transactions:

At December 31, 2003, amounts due from Archer Daniels Midland Company (ADM) approximated 87% of trade accounts receivable.  For the three months ended December 31, 2003, the Company incurred marketing expenses of approximately $123,000 to ADM.  At December 31, 2003, the Company had accrued interest related to the note payable to Fagen, Inc. (Fagen) as described in Note 4 of approximately $14,000.  During the three months ended December 31, 2003, the Company paid interest to Fagen approximating $84,000.  At December 31, 2003, the Company had construction costs payable to Fagen of $250,000.

LSCP purchased approximately $553,000 in corn from members of the LLC during the three months ended December 31, 2003.

6.  COMMITMENTS AND CONTINGENCIES

At December 31, 2003, the Company has forward contracts to purchase approximately 319,000 million British thermal units (MMBTU) of natural gas during January, February, and March 2004 at $4.98 per MMBTU totaling $1,586,130 less a deposit of $184,000.

At December 31, 2003, the Company had forward contracts to purchase approximately 2,905,000 bushels of corn at prices ranging from $2.20 to $2.60 per bushel through November 2004.

7.  SUBSEQUENT EVENT

Subsequent to December 31, 2003, LSCP declared a distribution of $1,050,000 payable immediately to LSCP partners.  The LLC declared a distribution to its members of approximately $561,000.

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

Overview

We control the business and day-to-day operations of our 40 million gallon per year ethanol plant in northwest Iowa through our sole general partnership interest in LSCP, LLLP, an Iowa limited liability limited partnership.  We currently own a 58.5% ownership interest in LSCP, LLLP.  Little Sioux Corn Processors, L.L.C. and its subsidiary, LSCP, LLLP, are collectively referred to in this report as the “Company”, “we”, or “us”.

In April 2003, we substantially completed construction of the plant near Marcus, in northwest Iowa and commenced plant operations.  We are currently engaged in the production of ethanol and distillers grains at our plant.  Since commencement of plant operations, the plant’s production capacity has consistently exceeded the 40 million gallon per year production guarantee provided by the general contractor as measured on a pro rata basis.  Our revenues are derived from the sale and distribution of our ethanol and distillers grains throughout the upper Midwest.

We are subject to industry-wide factors that affect the Company’s revenues and profits.  These factors include, but are not limited to the available supply and cost of corn, from which our ethanol and distillers grains are made; the cost of natural gas, which we use in the production of ethanol and distillers grains; dependence on one or a few major customers who market and distribute our products; the intensely competitive nature of our industry; possible legislation at the federal, state, and/or local level; changes in federal ethanol tax incentives; and the cost of complying with the extensive environmental laws that regulate our industry.

In the future, there may be an opportunity for us to expand the plant to allow us to increase our production of ethanol and distillers grains.  Our Board of Directors has formed a committee to research the feasibility of expanding the plant.  We have not discussed or determined the specifics of an expansion and are in the beginning stages of considering whether to expand.  An expansion would present additional challenges and risks.

Plan of Operation

We expect to spend the next 12 months continuing to operate the ethanol plant.  We have also discussed expanding the plant, and the Board of Directors has formed a committee to research the feasibility of a plant expansion, including an evaluation of the financing alternatives available to fund any expansion.  If we do not expand, we expect to have sufficient cash from cash flow from continuing operations, lines of credit through our revolving promissory note and cash reserves to cover our costs over the next 12 months, including costs for corn and natural gas supplies, staffing, office, audit, legal, compliance, and working capital costs.  Moreover, if we do not expand, we do not anticipate a need to raise additional funds within the next 12 months based upon our expected sources of funds.  In the event we determine an expansion to be feasible and in the best interests of the Company, we may need to raise additional equity, incur debt financing, or a combination of both in order to fund an expansion.

The following is our estimate of our costs and expenditures for the next 12 months for the plant as it currently operates:

Corn Costs	$38,200,000
General and Administrative Costs	$3,500,000
Natural Gas Costs	$6,900,000
Chemical Costs	$4,500,000
Other Production Costs	$4,200,000

Total Operating Costs:	$57,300,000

Any expansion would increase our costs in all categories above.  An expansion would also require significant expenditures for the expansion project itself.  At this point, we have not yet determined the cost or sources of financing of any such expansion.

The estimates in the table set forth above are based on our limited operational experience and that of our design contractor with other ethanol plants similar to ours.  These are only estimates and our actual expenses and costs could be much higher due to a variety of factors outside our control, such as:

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

Iowa’s 2003 corn for grain production was estimated at 1.88 billion bushels.  This is 1 percent below November estimates and 4 percent below 2002 levels, but is the second highest yield on record in Iowa.   Iowa 2003 corn for silage statistics was estimated at 6.60 million tons, which was an increase of 5 percent from 2002.  The Iowa 2003 corn for silage yield was the highest of record in Iowa.  National corn for grain production was estimated at 10.1 billion bushels, which is an increase of 12 percent over 2002 amounts.  Further, both national production and yield estimates are the largest on record.  Although the crop was estimated at record levels, demand for both foreign and domestic corn reduced the projected 2004 corn supply stocks.  These estimates of reduced supply caused the market price of corn to increase in the fourth quarter of 2003 and the early days of January 2004.  The final crop report published by the USDA reduced the U.S. Corn production by approximately 150 million bushels from previous estimates, while simultaneously increasing feed, seed, residual use and export demand.  As a result, the Company’s cost of raw materials has increased since the January crop report and all indications point to increased corn costs over the next year.  The Company has taken appropriate steps to defray the impact of possible future price increases by entering into derivative instruments, which include forward contracts and Chicago Board of Trade futures and option contracts.  As of December 31, 2003, we have protection in place for a portion of our expected corn usage through November 2004.  As we move forward, additional protection may be necessary.

Natural gas is an important input to our manufacturing process.  We use natural gas to dry our distillers grains products to moisture contents at which they can be stored for long periods and transported greater distances, so that we can market them to broader livestock markets, including poultry and swine.  Natural gas has recently been available only at prices exceeding historical averages.  These prices are increasing our costs of production.  We expect natural gas prices to remain high or increase at least through the 2003-2004 winter months.  We entered into derivative instruments including forward contracts and New York Mercantile Exchange option contracts on a portion of expected natural gas usage to defray the impact of possible future prices increases.  The option strategy provided a ceiling on natural gas costs.  Having this protection in place provided us with the flexibility to delay purchasing the natural gas delivery contracts at current market prices.  As a result, we were able to purchase natural gas delivery contracts during price declines and below the ceiling price protection, which reduced our operating costs and increased revenues.  Lower prices than expected for other inputs increased operating efficiencies, and sales of our wet distillers grains products also help protect our operating profits.  In the future, we may not be able to continue to secure natural gas at below market prices and we may not recover high costs of production resulting from high natural gas prices.  As we move toward spring, the price of natural gas may decrease in accordance with seasonal trends.  However, the price may also remain at current price levels or increase, which could increase our costs of production.

We expect to install a regenerative thermal oxidizer, centrifuge components, and an additional heat exchanger within the next 12 months.  We believe that installing this equipment will allow the plant to continue producing in excess of 40 million gallons of ethanol per year while continuing to satisfy certain emission standards and maintain efficiencies.  We expect that it will cost approximately $1,200,000 to purchase and install all three pieces of equipment.  We expect to use available cash flow to purchase the equipment without financing.  These projects have been accepted by our lender and will be started after December 31, 2003.  We may also implement certain design improvements as they are developed.  The plant may be shut down from time to time over the next 12 months to incorporate these design improvements.

We recently added an additional maintenance position to our employee roster and we now employ 32 full-time employees to operate the ethanol facility and 6 full-time employees in general management and administration.  We do not expect to hire a significant number of additional employees during the next 12 months.

We are subject to ongoing environmental regulations.  The plant passed December emissions testing, and we expect to be re-tested within the next six months in compliance with standard environmental regulations.

We benefit from federal ethanol tax incentives.  Changes to these incentives could negatively impact demand for our ethanol.

Liquidity and Capital Resources

As of December 31, 2003, we had the following consolidated assets: cash of $3,351,136, current assets of $10,628,065 and total assets of $59,135,496.  As of December 31, 2003, we had consolidated current liabilities of $5,401,995.  Our members’ contributions, net of costs related to capital contributions, was $10,842,237.  Our members’ equity was $17,012,840 including retained earnings of $6,170,603.  The equity of the minority interest was $12,087,300, for a total members’ equity of $29,100,140.

In April 2003 we substantially completed construction of our ethanol plant and began operations.   For the fiscal quarter ended December 31, 2003, cash provided by operating activities was $7,028,912.  Cash provided by operating activities was used for $118,539 of capital expenditures and a net $4,095,720 pay down of our debt.

Short-Term Debt Sources

We have a revolving promissory note of up to $3,500,000 with First National Bank of Omaha renewable annually through July 2004.  The interest payable on the revolving promissory note is due monthly at the one month LIBOR plus 3.8%, which totaled 4.92% at December 31, 2003.  The revolving promissory note is our operating line of credit.  We pay a commitment fee of 0.125% on the unused portion of the line.  The outstanding balance as of December 31, 2003, was $200,964.  The maximum available amount of this note is based on receivable and inventory balances.  Our current receivable and inventory balances are in excess of the minimum required under the terms of the revolving promissory note, which allows us to use the maximum available line of credit under the note.  As the balances in these accounts fluctuate, the amount of available credit on this note may be reduced. The operating line of credit is subject to protective covenants requiring us to maintain various financial ratios.  The operating line of credit is secured by all business assets.

Long-Term Debt Sources

We have long-term debt financing consisting of three term notes held by First National Bank of Omaha and referred to as Term Notes #2, #3 and #4.  At December 31, 2003, the principal balance on Term Note #2 is $15,085,734.  Term Note #2 is payable in quarterly installments, which began on September 1, 2003.  Interest on Term Note #2 is at the three month LIBOR plus 2.8%, which totaled 3.95% as of December 31, 2003.  Term Note #2 is payable in full on June 1, 2008.  In order to achieve a fixed interest rate on Term Note #2, we entered into an interest rate swap which helps protect our exposure to increases in interest rates.  Our interest rate swap effectively fixes the interest rate on Term Note #2 at 5.79% until June 1, 2008.

At December 31, 2003, the principal balance on Term Note #3 is $10,028,567.  Term Note #3 is payable in quarterly installments which began on September 1, 2003.  Interest on Term Note #3 is at the three month LIBOR plus 3.8%, which totaled 4.95% as of December 31, 2003.  Term Note #3 is payable in full on June 1, 2008.  In order to protect our interest rate exposure on Term Note #3, we entered into an interest rate cap agreement based on a principal amount of $10,000,000.  Our interest rate is capped at 6.8% for Term Note #3 until June 1, 2006.

At December 31, 2003, the principal balance on Term Note #4 is $130,267.  Term Note #4 is payable in quarterly installments which began on September 1, 2003.  Interest on Term Note #4 is at the one month LIBOR plus 3.8%, which totaled 4.92% as of December 31, 2003.  Term Note #4 is payable in full on June 1, 2008.  Term Note #4 allows borrowings up to the original principal of $5,000,000 to the extent of principal payments made until maturity and requires a commitment fee of 0.375% on any unused portion.  At December 31, 2003, the aggregate indebtedness represented by Term Notes #2, #3 and #4 was $25,244,568.

We expect our interest rate swap and cap agreement to adequately protect us in the event of changes in interest rates.  However, we may not be fully protected in the event of large movements in interest rates.

We have a note payable to the Iowa Corn Promotion Board in the amount of $50,000, with principal and interest due and payable on June 30, 2004.  No interest is charged as long as the note is repaid by June 30, 2004 after which interest will retroactively accrue at the prime rate.  We expect that we will pay off the note in full by June 30, 2004.

We have capital lease obligations in the amount of $319,358, due in monthly installments initially totaling $6,768, and including implicit interest between 7.4% and 17.4% through March 1, 2008.  The capital lease obligations are secured by leased equipment.

We have a note in the amount of $217,460 payable to the Iowa Energy Center due in monthly installments of $3,472 without interest, maturing on January 29, 2009.  The note is secured by real estate and subordinated to the Term Notes.  We have a note with Farmers State Bank of Marcus, Iowa, in the amount of $211,805 payable in monthly payments of $5,921, including interest at 6%, maturing on January 29, 2009.  The note is secured by real estate and subordinated to the Term Notes.  We have notes totaling $300,000 payable to the Iowa Department of Economic Development due in 60 monthly installments beginning August 1, 2004 in the amount of $1,667 without interest.  The notes mature on July 1, 2009.  The notes include a $90,000 portion subject to forgiveness if we meet certain qualifications.  The note is secured by all equipment.

The notes payable to First National Bank at Omaha, require additional loan payments based on excess cash flow generated by payments received from the USDA’s Commodity Credit Corporation, as discussed below.

Bioenergy Program Payments

We have enrolled in the USDA’s Commodity Credit Corporation Bioenergy Program.  Under the grant program, the Commodity Credit Corporation will reimburse eligible ethanol producers of less than 65 million gallons of bioenergy in the amount of one bushel of corn for every two and one-half bushels of corn used for the increased production of ethanol.  No eligible producer may receive more than $7.5 million annually under the program.   Because we are an eligible producer and expect to annually utilize 15 million bushels of corn in the increased production of ethanol, we could potentially receive the maximum award of $7.5 million.  However, the Commodity Credit Corporation may award only $150 million annually in fiscal years 2003 through 2006, and any award we receive may be reduced based upon the volume of applications from other eligible producers.  The estimated maximum award of $7.5 million is based upon an increase in national ethanol production capacity of 426 million gallons per year.  Based upon the recent increase in national ethanol production, we anticipate a pro rata reduction in aggregate payments to all eligible producers.  We anticipate the pro rata reduction to be in the range of 20% to 23%.  Therefore, we may not receive the maximum award of $7.5 million.  We expect to be eligible to receive an award under the program only once during the life of our project; however, due to timing differences between our fiscal year and the fiscal year of the federal government, or, if we increase our production capacity at some point in the future and during the life of the grant program, we may become eligible to receive more than $7.5 million or we may become eligible more than once for this award.

As of December 31, 2003, we have received 81% of the 2003 eligible payments.  During the fiscal quarter ended December 31, 2003, the Company recorded $2,617,626 as other income from the Commodity Credit Corporation.  This is approximately 77% of eligible payments under the program for the first quarter of fiscal 2004.  Although we have recorded the 2004 payments, we have not received them.  We do not expect to receive the remaining 23%.

The 2003 payments that we have received have significantly impacted our cash flow figures.  Accordingly, our current cash flow statement is not indicative of future performance.  We do not anticipate receiving unpaid amounts for past pro rata reductions.

Distribution to Unit Holders

We had a note payable to Fagen, Inc., in the amount of $1,250,000, with principal and interest due and payable on July 25, 2007.  We paid off this note in full on January 20, 2004 because payment of the note was required prior to making any distribution to unit holders.  Fagen, Inc. is a limited partner of LSCP, LLLP and was the design-builder of our ethanol plant.  The note was secured by real estate subordinated to the Term Notes and was subject to intercreditor agreements with the lending institution and required full payment prior to any distribution to the unit holders.

On January 20, 2004, our Board of Directors, acting on behalf of the Company as general partner of LSCP, LLLP, approved a resolution authorizing the distribution of a maximum of $3,300,000 of Bioenergy program payments to partners and the distribution of a maximum of $946,000 of earnings to partners.  The resolution provided the authority for the Board of Directors to make a distribution, but did not require any such distribution.  On the same date, our Board of Directors, acting on behalf of the Company, as general partner of LSCP, LLLP, approved a distribution of $1,050,000 from LSCP, LLLP to the partners.  LSCP, LLLP will make the distribution on or before March 1, 2004.  Because we own a 58.5% ownership interest of LSCP, LLLP, our Company will receive a distribution of $614,724.  Of the $614,724 our Company will distribute approximately $561,000 to its unit holders and use the remaining amount to reduce accounts payable.  We expect that the distribution will not affect our ability to maintain financial covenants and meet operating costs.

Covenants

The revolving promissory note and Term Notes #2, #3 and #4 are subject to numerous protective covenants requiring us to maintain various financial ratios.  These covenants restrict our ability to make distributions to our members.  The revolving promissory note and Term Notes are secured by all business assets, and require additional loan payments based on excess cash flow.  Specifically, we must maintain a minimum consolidated net worth of not less than $19,000,000 on an annual basis plus the greater of $250,000 or the amount of undistributed earnings during the current fiscal year.  In addition, at the end of each fiscal year, we must apply 20% of our excess cash flow to the term notes.  Excess cash flow is determined as EBITDA less required payments to our lender, or subordinated debt, less state and federal incentive payments and authorized expenditures.  We must also maintain minimum working capital according to the chart below.

Minimum Working Capital Covenants

First year of operations	$1,000,000
Months 13-24 after becoming operational	$1,500,000
Months 25 and thereafter	$2,000,000

Our failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving promissory note and terms notes and/or the imposition of fees, charges or penalties.  As of September 30, 2003, we were not in compliance with the net worth covenant.  First National Bank of Omaha has waived this violation for one year and is in the process of rewriting this covenant.  Due to the waiver, we do not expect the violation of the net worth covenant to result in any fees, charges, penalties, acceleration of principal, or increase in interest rate.  Any acceleration of the debt financing or imposition of significant fees, charges or penalties may restrict or limit our access to the capital resources necessary to continue plant operations.  For each of the term notes, the premium above the LIBOR may be reduced based upon our achievement and maintenance of certain financial ratios.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements.

Item 3.  Controls and Procedures.

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

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Changes in Securities.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	The following exhibits are included herein.

	10.1	Description of compensatory plan of General Manager Steve Roe.
	31.1	Certificate pursuant to 17 CFR 240.13a-14(a)
	31.2	Certificate pursuant to 17 CFR 240.13a-14(a)
	32.1	Certificate pursuant to 18 U.S.C. § 1350
	32.2	Certificate pursuant to 18 U.S.C. § 1350

	(b)	Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITTLE SIOUX CORN PROCESSORS, L.L.C.

Date:	February 17, 2004	/s/ Daryl Haack
Daryl Haack
President (Principal Executive Officer)

Date:	February 17, 2004	/s/ Doug Lansink
Doug Lansink
Treasurer (Principal Financial and Accounting Officer)