Form 10QSB
period 2004-03-31
LITTLE SIOUX CORN PROCESSORS LLC
filed 2004-05-17
CIK 1229899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2004

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

☒ Yes ☐ No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:  As of May 14, 2004, there were 10,941 units outstanding.

Transitional Small Business Disclosure Format (Check one):	☐ Yes ☒ No

PART I.     FINANCIAL INFORMATION

Item 1.           Financial Statements

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Balance Sheet

March 31 2004
ASSETS

Current Assets
Cash	$1,956,167
Trade accounts receivable, less allowance for doubtful accounts of $20,000	1,512,187
Other receivables	3,590,363
Inventory	1,716,321
Derivative instruments	6,437,478
Prepaid expenses	731,787
Total current assets	15,944,303

Property and Equipment
Land and improvements	2,381,920
Buildings	15,057,828
Processing equipment	26,513,418
Grain handling equipment	5,084,720
Rail and other equipment	1,214,322
Furniture and fixtures	160,042
Construction in progress	426,449
50,838,699
Less accumulated depreciation	3,335,310
Net property and equipment	47,503,389

Other Assets
Deferred loan costs, net	413,801
Total other assets	413,801

Total Assets	$63,861,493

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Balance Sheet

March 31 2004
LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Revolving promissory note	$12,503
Current maturities of long-term debt	3,241,069
Trade accounts payable	1,358,181
Accrued liabilities	160,060
Total current liabilities	4,771,813

Long-Term Debt, net of current maturities	19,690,885

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions, 10,941 units outstanding at March 31, 2004	10,842,237
Retained earnings	12,188,945
23,031,182
Minority interest	16,367,613
Total members’ equity	39,398,795

Total Liabilities and Members’ Equity	$63,861,493

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Operations

	Three Months Ended March 31 2004	Three Months Ended March 31 2003

Revenues	$20,203,296

Cost of Goods Sold	11,311,892

Gross Profit	8,891,404

Operating Expenses	1,504,058	361,549

Operating Income (Loss)	7,387,346	(361,549)

Other Income/Expense
Interest income	163
Interest expense	(415,492)
CCC Bio-Energy income	4,262,613
Grants and other income	60,465	451,751
Total other income	3,907,749	451,751

Net Income Before Minority Interest	11,295,095	90,202

Minority Interest in Sudsidiary Income	4,715,589	37,393

Net Income	$6,579,506	$52,809

Weighted Average Units Outstanding	10,941	10,941

Net Income Per Unit	$601.36	$4.83

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

	Six Months Ended March 31 2004	Six Months Ended March 31 2003

Revenues	$39,470,204

Cost of Goods Sold	26,714,380

Gross Profit	12,755,824

Operating Expenses	3,072,779	392,577

Operating Income (Loss)	9,683,045	(392,577)

Other Income/Expense
Interest income	163	442
Interest expense	(818,458)
CCC Bio-Energy income	6,880,239
Grants and other income	79,229	451,751
Total other income	6,141,173	452,193

Net Income Before Minority Interest	15,824,218	59,616

Minority Interest in Sudsidiary Income	6,596,137	24,699

Net Income	$9,228,081	$34,917

Weighted Average Units Outstanding	10,941	10,941

Net Income Per Unit	$843.44	$3.19

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	Six Months Ended March 31 2004	Six Months Ended March 31 2003

Cash Flows from Operating Activities
Net income	$9,228,081	$34,917
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization	1,734,352	4,499
Provision for losses on trade accounts receivable	20,000
Minority interest in subsidiary’s income	6,596,137	24,699
Gain on hedging activity	312,777
Change in assets and liabilities:
Receivables	(6,218)	(466,115)
Restricted cash	12,902	(402,768)
Inventory	(329,750)	(887,831)
Derivative instruments	(5,980,865)	(17,375)
Prepaid expenses	(133,685)	(8,962)
Accounts payable	598,940	505,691
Accrued liabilities	(300,119)	400,907
Net cash provided by (used in) operating activities	11,752,552	(812,338)

Cash Flows from Investing Activities
Capital expenditures	(481,010)
Net cash used in investing activities	(481,010)

Cash Flows from Financing Activities
Proceeds (payments) from short-term debt	(762,662)	12,620
Proceeds from issuance of long-term debt		905,538
Payments of long-term debt	(8,092,756)	(13,067)
Loan costs		(44,848)
Distribution to minority interest	(435,276)
Distribution to members	(561,164)
Net cash provided by (used in) financing activities	(9,851,858)	860,243

Net increase in cash	1,419,684	47,905

Cash – Beginning of Period	536,483	299,951

Cash – End of Period	$1,956,167	$347,856

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

	Six Months Ended March 31 2004	Six Months Ended March 31 2003

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$898,085	$221,446

Supplemental Disclosure of Noncash Investing and Financing Activities
Reduction in property and equipment due to debt forgiveness	$90,000
Property and equipment financed with note payable and construction payable		$14,697,204

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2004

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

Nature of Business

The Company operates a 40 million gallon ethanol plant, located near Marcus, Iowa.  The plant commenced operations in April 2003.  The Company sells its production of ethanol and distillers grains and solubles in the continental United States.

Commodity Credit Corporation Bioenergy Program

During 2003, the Company enrolled in the Commodity Credit Corporation Bioenergy Program (CCC), a department of the United States Department of Agriculture.  This program enables the Company to receive payments based on increases in production of ethanol over the previous year of up to $7,500,000 per year.  New production is eligible and is considered increased production.  Payments under the program are subject to pro rata reduction if aggregate payments to all producers in any fiscal year exceed the maximum annual funding of the program.  The Company recorded $4,262,613 and $6,880,239 as other income from the CCC for the three months and six months ended March 31, 2004 respectively.  At March 31, 2004, $3,479,619 remained in other receivables.

Derivative Instruments

At March 31, 2004, the Company had recorded an asset for derivative instruments related to corn and natural gas options and futures positions with a fair value of $6,437,478 for forecasted purchases during fiscal 2004 and 2005.  None of the positions open at March 31, 2004 are designated as cash flow hedges.  The Company has recorded a gain of $5,128,799 in cost of goods sold related to its derivative instruments for the three months ended March 31, 2004.  The Company has recorded a gain of $4,811,670 in cost of goods sold related to its derivative instruments for the six months ended March 31, 2004, which includes the reclassification of $371,440 from accumulated other comprehensive loss.

At March 31, 2004, the Company had an interest rate cap as described in Note 4 with a fair value of $31,503 recorded as an asset with derivative instruments.  The interest rate cap was not designated as a cash flow hedge.  The Company charged interest expense with the loss on the interest rate cap of $54,073 and $49,721 for the three months and six months ending March 31, 2004 respectively.

Recent Accounting Pronouncement

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities.  The Company has reviewed its consolidation policy under this interpretation.  It was determined that continued consolidation under previously issued accounting standards is still applicable.

2.  INVENTORY

Inventories consist of the following at March 31, 2004:

Raw materials	$1,130,070
Work in process	186,159
Finished goods	400,092

Totals	$1,716,321

3.  REVOLVING PROMISSORY NOTE

Under the terms of the financing agreement with a lending institution, the Company has a revolving promissory note of up to $3,500,000, subject to borrowing base limitations, maturing in July 2004.  The revolving promissory note accrues interest monthly at the one month LIBOR plus 280 basis points which totaled 3.89% at March 31, 2004.  The Company pays a commitment fee of .125% on the unused portion of the revolving promissory note.  The outstanding balance at March 31, 2004 was $12,503.  The revolving promissory note, as well as the term notes described in Note 4, are subject to protective covenants under a common financing agreement requiring the Company to maintain various financial ratios, including debt service coverage, minimum net worth and working capital requirements, and restrictions on distributions.  The revolving promissory note and term notes are secured by all business assets.  Additionally, the term notes described in Note 4 require additional loan payments based on excess cash flow.

4.  LONG–TERM DEBT

Long-term debt consists of the following at March 31, 2004:

Note payable to Iowa Corn Promotion Board, principal and interest are due and payable on June 30, 2004, no interest rate is charged as long as the note is repaid by June 30, 2004. Thereafter, interest will retroactively accrue at the prime rate, secured by a general security agreement covering substantially all assets, subordinate to term notes	$50,000

Term note #2 payable to lending institution, see terms below	14,759,132

Term note #3 payable to lending institution, see terms below	7,071,469

Term note #4 payable to lending institution, see terms below	130,267

Note payable to Iowa Energy Center, due in monthly payments of $3,472 without interest, maturing on January 29, 2009, secured by real estate, subordinated to term notes	208,248

Note payable to bank due in monthly payments of $5,921 including interest at 6%, maturing on January 29, 2009, secured by real estate, subordinated to term notes	201,389

Note payable to Iowa Department of Economic Development, due in sixty monthly installments beginning August 1, 2004 of $1,167 without interest, payable in full on July 1, 2009, secured by all equipment	210,000

Capital lease obligations, due in monthly installments initially totaling $6,768 including implicit interest between 7.4% and 17.4% through March 1, 2008, secured by leased equipment	301,449
Totals	22,931,954
Less amounts due within one year	3,241,069

Totals	$19,690,885

The Company obtained debt financing from a lending institution in the form of a revolving promissory note and term notes, referred to by the lending institution as term notes #2, #3, and #4.  Term note #2 has fixed principal payments due quarterly with interest at the three month LIBOR plus 280 basis points, which totaled 3.91% at March 31, 2004, payable in full on June 1, 2008.  As part of the financing agreement, the Company accepted a fixed rate option on term note #2 by entering into an interest rate swap which effectively fixes the interest rate on this term note at 5.79% until this term note is repaid on June 1, 2008.

Term note #3 bears interest at the three month LIBOR plus 330 basis points which totaled 4.41% at March 31, 2004.  Term note #4 bears interest at the one month LIBOR plus 280 basis points which totaled 3.89% at March 31, 2004.  Term notes #3 and #4 are payable in full on June 1, 2008.  The Company is required to make quarterly payments of $506,588 applied first to accrued interest on term note #4.  The remaining amount is applied to accrued interest on the term note #3 and then to principal until this note is repaid in full or until maturity.  After term note #3 is repaid, payments are applied first to accrued interest and then to principal on the term note #4 until paid in full or until maturity.  Term note #4 allows subsequent borrowings up to the original $5,000,000 to the extent of principal payments made until maturity and requires a commitment fee of 0.375% on any used portion.

As part of the financing agreement, the premium above the LIBOR on term notes #3 and #4 and the revolving promissory note has been reduced based on a financial ratio from the original 380 basis points.  The financing agreement requires an annual servicing fee of $50,000 for five years.  As described in Note 1, the Company entered into an interest rate cap agreement to reduce the risk of increases in interest rates.  The interest rate cap agreement is based on a notional amount of $10,000,000 and caps increases in interest rates at 6.8% on this amount until June 1, 2006.

The original notes payable to the Iowa Department of Economic Development totaled $300,000 and included a $90,000 note subject to forgiveness if the Company met certain qualifications.  In March 2004, these qualifications were met, and the $90,000 loan was forgiven on March 9, 2004.  The Company recorded the debt forgiveness as a grant and reduced the cost of property and equipment.

At September 30, 2003, LSCP was in violation of the net worth covenant.  The lender has waived compliance with this violation at September 30, 2003 and for the following year as it relates to this violation at September 30, 2003.

In addition to the terms notes, the subordinated notes payable to the bank require additional cash flow anticipated to be received from the CCC to be split pro rata between the subordinated debtors as additional payments on the notes.

The estimated maturities of long-term debt at March 31, 2004 are as follows:

2005	$3,241,069
2006	3,340,648
2007	3,492,969
2008	3,434,349
2009	9,278,251
After 2009	144,668

Total long-term debt	$22,931,954

5.  RELATED PARTY TRANSACTIONS

In addition to the related party transactions described previously, the Company also had the following related party transactions:

At March 31, 2004, amounts due from Archer Daniels Midland Company (ADM) approximated 72% of trade accounts receivable.  For the three months and six months ended March 31, 2004, the Company incurred marketing expenses of approximately $120,000 and $243,000 respectively to ADM.  In January 2004, the Company repaid the $1,250,000 note payable owed to Fagen, Inc. (Fagen).  During the three months and six months ended March 31, 2004, the Company paid interest to Fagen approximating $14,000 and $98,000 respectively.  During the three months ended March 31, 2004, the Company paid construction costs to Fagen of $250,000.

In the three months and six months ended March 31, 2004, LSCP purchased approximately $1,216,000 and $1,769,000, respectively, in corn from members of the LLC.

6.  COMMITMENTS AND CONTINGENCIES

Natural Gas and Corn Contracts

At March 31, 2004, the Company has forward contracts to purchase approximately 836,000 million British thermal units (MMBTU) of natural gas during the April 2004 through October 2004 time period at an average price of $5.18 per MMBTU.  The Company has forward contracts to purchase approximately 200,000 MMBTU of natural gas during the November 2004 through March 2005 time period at $6.28 per MMBTU.  The Company has forward contracts to purchase approximately 630,000 MMBTU of natural gas during the April 2005 through October 2005 time period at $5.03 per MMBTU.  These contracts total approximately $8,752,000 less a deposit of $184,000.

At March 31, 2004, the Company has forward contracts to purchase approximately 2,560,000 bushels of corn at prices ranging from $2.08 to $3.09 per bushel through October 2005.

Construction in Progress

The Company estimates its costs to complete the construction of assets not yet placed in service to be approximately $1,079,000 of March 31, 2004.

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

Overview

As general partner of LSCP, LLLP, an Iowa limited liability limited partnership (the “Partnership”), we manage the business and day-to-day operations of the Partnership’s 40 million gallon per year ethanol plant in northwest Iowa.  We currently own a 58.5% ownership interest in LSCP, LLLP.  Little Sioux Corn Processors, L.L.C. (the “LLC”) and its subsidiary, LSCP, LLLP, are collectively referred to in this report as the “Company,” “we,” or “us.”

Beginning in April 2003, we have been engaged in the production of ethanol and distillers grains at our ethanol plant near Marcus, Iowa.  Since commencement of plant operations, the plant’s production capacity has consistently exceeded the 40 million gallon per year production guarantee provided by the general contractor as measured on a pro rata basis.  Our revenues are derived from the sale and distribution of our ethanol and distillers grains throughout the continental United States.

We are subject to industry-wide factors that affect the Company’s revenues and profits.  These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains are made; the cost of natural gas, which we use in the production of ethanol and distillers grains; dependence on one or a few major customers who market and distribute our products; the intensely competitive nature of our industry; possible legislation at the federal, state, and/or local level; changes in federal ethanol tax incentives; and the cost of complying with the extensive environmental laws that regulate our industry.

In the future, there may be an opportunity for us to expand the plant to allow us to increase our production of ethanol and distillers grains.  Our Board of Directors has formed a committee to research the feasibility of expanding the plant.  We are in the beginning stages of considering whether to expand.  An expansion of any size would present additional challenges and risks.

Plan of Operations

Financial Summary and Analysis of Operating Results

Net income before minority interest, which is the Partnership’s income, totaled $11,295,095 in the second quarter of fiscal 2004, up from $4,529,123 reported in the first quarter of fiscal 2004.  This increase primarily resulted from: (1) an increase in revenues attributable to higher ethanol prices; (2) our recognition of the current Bioenergy Program payments of $4,262,613; and (3) a significant decrease in our cost of goods sold relating to the gains of $5,128,799, which we realized on our derivative instruments as corn prices continued to rise, increasing the value of our derivative instruments.

Revenues from operations for the second quarter of fiscal 2004 totaled $20,203,296, up from $19,266,908 in the first quarter of fiscal 2004.  Net gallons of denatured ethanol sold totaled 11,998,316 in the second quarter of fiscal 2004 compared to 12,194,292 gallons in the first quarter of fiscal 2004.  Increased revenues in the second quarter of fiscal 2004 resulted from higher ethanol prices.  While we anticipate continued strong demand for ethanol, we are uncertain as to the sustainability of current ethanol prices given the increasing ethanol supply as new plants begin production and current plants continue to expand.

Other income net of other expenses totaled $3,907,749 in the second quarter of fiscal 2004, up from $2,233,424 reported in the first quarter of fiscal 2004.  The majority of this increase is due to income under the USDA’s Commodity Credit Corporation Bioenergy Program.  We expect to receive the maximum of $7,500,000 under the Program and will only be eligible for additional payments if we expand our production.  Therefore, our current cash flow statement, which recognizes these payments, may not be indicative of future financial performance.

Our cost of goods sold for the second quarter of fiscal 2004 totaled $11,311,892, down from $15,402,488 in the first quarter of fiscal 2004.  This decrease is primarily the result of our ability to offset the costs of corn supply against the increased value of our derivative instruments as corn prices continued to rise.  Rising corn prices effectively increased the value of our derivative instruments and we recognize in income the gains or losses that result from the changes in the value of our derivative instruments as the changes occur.  Accordingly, the gains we experienced this fiscal quarter may not be indicative of future financial performance.  As corn prices fluctuate, the value of our derivative instruments may be impacted which will affect our future financial performance.

Operating expenses for the second quarter of fiscal 2004 totaled $1,504,058, similar to $1,568,721 reported in the first quarter of 2004.

Plan of Operations for the Next 12 Months

We expect to spend the next 12 months continuing to operate the ethanol plant.  We have also discussed expanding the plant, and the Board of Directors has formed a committee to research the feasibility of a plant expansion, including an evaluation of the financing alternatives available to fund any expansion.  We are currently considering a plant expansion of 15, 40, or 60 million gallons of annual increased production.  An expansion of any size would present additional challenges and risks.

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

The following is our estimate of our costs and expenditures for the next 12 months for the plant as it currently operates:

Corn Costs	$43,900,000
General and Administrative Costs	$4,100,000
Natural Gas Costs	$7,200,000
Chemical Costs	$4,500,000
Other Production Costs	$4,200,000

Total Operating Costs:	$63,900,000

An expansion of any size would increase our costs in all categories above.  An expansion would also require significant expenditures for the expansion project itself.  At this point, we have not yet determined the cost or sources of financing of any such expansion.

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

•                  Increased competition in the ethanol and oil industries;

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

•                  Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives).

Corn and Natural Gas Supplies

Iowa’s 2003 corn for grain production was estimated at 1.88 billion bushels.  This is 1 percent below November 2003 estimates and 4 percent below 2002 levels, but is the second highest yield on record in Iowa.  National 2003 corn for grain production was estimated at 10.1 billion bushels, which is an increase of 12 percent over 2002 amounts.  Further, both national production and yield estimates are the largest on record.  Although the crop was estimated at record levels, demand for both foreign and domestic corn reduced the projected 2004 corn supply stocks.  These estimates of reduced supply caused the market price of corn to increase in the fourth quarter of 2003 and the first quarter of 2004.  The final 2003 crop report published by the USDA in January 2004 reduced the U.S. Corn production by approximately 150 million bushels from previous estimates, while simultaneously increasing feed, seed, residual use and export demand.  As a result, the Company’s cost of raw materials has increased since the January crop report and all indications point to increased corn costs over the next year.

The Company has taken steps to defray the impact of possible future price increases by entering into derivative instruments, which include forward contracts and over-the-counter and Chicago Board of Trade futures and option contracts.  All of these measures are intended to reduce the variability of cash flows relating to our corn purchases.  We periodically adjust our hedging positions as the market price for corn rises and declines.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they do not qualify for hedge accounting, which would match the gain or loss on our hedge position to the specific commodity purchase being hedged.  We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold.  The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  The increase in value of the hedged positions was $5,128,799 in the quarter ending March 31, 2004.  As of March 31, 2004, we have futures and option contract price protection in place for a portion of our expected corn usage through December 2005 and we have forward contracts for corn supply through October 2005.  As we move forward, additional protection may be necessary.

Natural gas is an important input to our manufacturing process.  We use natural gas to dry our distillers grains products to moisture contents at which they can be stored for long periods and transported greater distances, so that we can market them to broader livestock markets, including poultry and swine markets in the continental United States.  Natural gas has recently been available only at prices exceeding historical averages.  These prices are increasing our costs of production.  We expect natural gas prices to remain high or increase at least through the 2004 calendar year.  We entered into derivative instruments including forward contracts and over-the-counter and New York Mercantile Exchange Option contracts on a portion of expected natural gas usage to defray the impact of possible future prices increases.

We have contracted for nearly all of our natural gas requirements for the April 2004 through October 2004 time period.  At the time of the purchase, natural gas was experiencing a great deal of price uncertainty.  Due to this uncertainty, we purchased amounts for most of the plant’s needs and implemented derivative instruments to allow us to benefit in the event natural gas prices declined.  We estimate that we have forward contracts in place for approximately 30% of our natural gas needs for November 2004 through March 2005.  The contracts provide for approximately 10% higher gas prices for the 2004-2005 winter months than we spent for the 2003-2004 winter months.  This is due to the price increases of crude oil and fuel components, which raises the costs of natural gas.  In the next few months, we may contract for our remaining natural gas needs for winter 2004-2005.  The timing of the contracts is contingent upon market volatility and the ability of the Company to purchase natural gas to protect processing margins.

In addition to procuring natural gas requirements for winter 2004-2005, we have purchased approximately seventy-five percent (75%) of our summer 2005 natural gas requirements.  We may also purchase natural gas requirements for the 2006 and 2007 calendar years as we attempt to further reduce our susceptibility to price increases.  In the future, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production.

Expected Purchases of Equipment, Environmental Testing Results and Other Operational Issues

We expect to install a regenerative thermal oxidizer, an additional centrifuge, centrifuge components, an additional air compressor, water treatment equipment, a corn screener, and an additional heat exchanger within the next 12 months.  We believe that installing this equipment will allow the plant to continue producing in excess of 40 million gallons of ethanol per year while continuing to satisfy certain emission standards and maintain efficiencies.  We expect that it will cost approximately $1,600,000 to purchase and install all of the above-listed pieces of equipment.  We expect to use available cash flow to purchase the equipment without financing.  We may also implement certain design improvements as they are developed.  The plant may be shut down from time to time over the next 12 months to incorporate these design improvements.  The Company is also researching the feasibility of laying hard surface on the roads on the plant property in order to reduce dust emissions from our total air emissions, and allow us to run the plant at a higher capacity.  If we decide to put in hard surface, completion of this project may be delayed until final expansion plans, if any, are completed.

We are subject to ongoing environmental regulations.  The plant passed emissions testing in December 2003, and we expect to be re-tested within the next six months in compliance with standard environmental regulations.  The data from the emissions testing that was conducted in December 2003 was submitted to the Iowa Department of Natural Resources in February 2004, and we received operating permits in April 2004.  The operating permits allow us to operate in excess of 40 million gallons per year.  After our regenerative thermal oxidizer is installed, we plan to retest critical emissions points to further enhance our ability to operate at peak efficiencies.  We are required by federal regulations to conduct a Relative Accuracy Test Audit (RATA) once per 12-month period.  We passed the RATA testing in February 2004.

We now employ 32 full-time employees to operate the ethanol facility, of which 6 are in general management and administration.  We do not expect to hire a significant number of additional employees during the next 12 months.

We benefit from federal ethanol tax incentives.  Changes to these incentives could negatively impact demand for our ethanol.

Liquidity and Capital Resources

As of March 31, 2004, we had the following consolidated assets: cash of $1,956,167, current assets of $15,944,303 and total assets of $63,861,493.  As of March 31, 2004, we had consolidated current liabilities of $4,771,813.

The members’ contributions, net of costs related to capital contributions for the LLC, was $10,842,237.  Earnings were distributed to the LLC’s members in the amount of $561,164.  The equity of the LLC members’ was $23,031,182 including retained earnings of $12,188,945.  The consolidated total members’ equity of the Partnership was $39,398,795, which includes equity held by the limited partners of $16,367,613.

For the six-months ending March 31, 2004, cash provided by operating activities was $11,752,552.  Cash provided by operating activities was used for $481,010 of capital expenditures, $561,164 distributed to LLC members, $435,276 distributed to limited partners, and a net $8,855,418 pay down of our debt.

Short-Term Debt Sources

We have a revolving promissory note of up to $3,500,000 with First National Bank of Omaha renewable annually through July 2004.  The interest payable on the revolving promissory note is due monthly at the one month LIBOR plus 2.8%, which totaled 3.89% at March 31, 2004.  The revolving promissory note is our operating line of credit.  We pay a commitment fee of 0.125% on the unused portion of the line.  The outstanding balance as of March 31, 2004, was $12,503.  The maximum available amount of this note is based on receivable and inventory balances.  Our current receivable and inventory balances are in excess of the minimum required under the terms of the revolving promissory note, which allows us to use the maximum available line of credit under the note.  As the balances in these accounts fluctuate, the amount of available credit on this note may be reduced. The operating line of credit is subject to protective covenants requiring us to maintain various financial ratios.  The operating line of credit is secured by all business assets.

Long-Term Debt Sources

We have long-term debt financing consisting of three term notes held by First National Bank of Omaha and referred to as Term Notes #2, #3 and #4.  At March 31, 2004, the principal balance on Term Note #2 is $14,759,132.  Term Note #2 is payable in quarterly installments, which began on September 1, 2003.  Interest on Term Note #2 is at the three month LIBOR plus 2.8%, which totaled 3.91% as of March 31, 2004.  Term Note #2 is payable in full on June 1, 2008.  In order to achieve a fixed interest rate on Term Note #2, we entered into an interest rate swap which helps protect our exposure to increases in interest rates.  Our interest rate swap effectively fixes the interest rate on Term Note #2 at 5.79% until June 1, 2008.

At March 31, 2004, the principal balance on Term Note #3 is $7,071,469.  Term Note #3 is payable in quarterly installments which began on September 1, 2003.  Interest on Term Note #3 is at the three month LIBOR plus 3.3%, which totaled 4.41% as of March 31, 2004.  Term Note #3 is payable in full on June 1, 2008.  In order to protect our interest rate exposure on Term Note #3, we entered into an interest rate cap agreement based on a principal amount of $10,000,000.  Our interest rate is capped at 6.8% for Term Note #3 until June 1, 2006.

At March 31, 2004, the principal balance on Term Note #4 is $130,267.  Term Note #4 is payable in quarterly installments which began on September 1, 2003.  Interest on Term Note #4 is at the one month LIBOR plus 2.8%, which totaled 3.89% as of March 31, 2004.  Term Note #4 is payable in full on June 1, 2008.  Term Note #4 allows borrowings up to the original principal of $5,000,000 to the extent of principal payments made until maturity and requires a commitment fee of 0.375% on any unused portion.  At March 31, 2004, the aggregate indebtedness represented by Term Notes #2, #3 and #4 was $21,960,868.

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

We have capital lease obligations in the amount of $301,449, due in monthly installments initially totaling $6,768, and including implicit interest between 7.4% and 17.4% through March 1, 2008.  The capital lease obligations are secured by leased equipment.

We have a note in the amount of $208,248 payable to the Iowa Energy Center due in monthly installments of $3,472 without interest, maturing on January 29, 2009.  The note is secured by real estate and subordinated to the Term Notes.  We have a note with Farmers State Bank of Marcus, Iowa, in the amount of $201,389 payable in monthly payments of $5,921, including interest at 6%, maturing on January 29, 2009.  The note is secured by real estate and subordinated to the Term Notes.  We have a note totaling $210,000 payable to the Iowa Department of Economic Development due in 60 monthly installments beginning August 1, 2004 in the amount of $1,667 without interest.  The note matures on July 1, 2009.  The original notes payable to the Iowa Department of Economic Development totaled $300,000, which included a $90,000 note subject to forgiveness for meeting certain requirements.  In March 2004, we met the requirements and the $90,000 loan was forgiven on March 9, 2004.  The remaining note is secured by all equipment.

The notes payable to First National Bank at Omaha, require additional loan payments based on excess cash flow generated by payments received from the USDA’s Commodity Credit Corporation, as discussed below.

Bioenergy Program Payments

We are continuing to receive payments under the USDA’s Commodity Credit Corporation Bioenergy Program.  If we increase our production capacity at some point in the future and during the life of the grant program, we may become eligible to receive more than $7.5 million in total payments, or we may become eligible more than once for this award.

As of March 31, 2004, we have received 100% of the eligible payments for first quarter of fiscal year 2004.  During the fiscal quarter ended March 31, 2004, the Company recorded $4,262,613 as other income from the Commodity Credit Corporation.  For year to date fiscal year 2004, we recorded $6,880,239 as other income from Commodity Credit Corporation.  This is 100% of eligible payments under the program for the first quarter of fiscal 2004, and approximately 85% of the eligible payments for the second quarter of fiscal 2004.  Although we have recorded the second quarter 2004 payments, we have not yet received them.

The 2003-2004 payments that we have received have significantly impacted our cash flow figures.  Accordingly, our current cash flow statement is not indicative of future performance.  We do not anticipate receiving unpaid amounts for past pro rata reductions.

Distribution to Unit Holders

On January 20, 2004, our Board of Directors, acting on behalf of the Company, as general partner of LSCP, LLLP, approved a distribution of $1,050,000 from LSCP, LLLP to the partners.  The distribution took place in February 2004.  Because we own a 58.5% ownership interest of LSCP, LLLP, our Company received a distribution of $614,724.  Of the $614,724 we distributed approximately $561,000 to our unit holders and used the remaining amount to reduce accounts payable.

Covenants

The revolving promissory note and Term Notes #2, #3 and #4 are subject to numerous protective covenants requiring us to maintain various financial ratios.  Our failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving promissory note and terms notes and/or the imposition of fees, charges or penalties.  As of September 30, 2003, we were not in compliance with the net worth covenant.  First National Bank of Omaha has waived this violation for one year and is in the process of rewriting this covenant.  Due to the waiver, we do not expect the violation of the net worth covenant to result in any fees, charges, penalties, acceleration of principal, or increase in interest rate for the described violation.  Any acceleration of the debt financing or imposition of significant fees, charges or penalties may restrict or limit our access to the capital resources necessary to continue plant operations.  For each of the term notes, the premium above the LIBOR may be reduced based upon our achievement and maintenance of certain financial ratios.  The premium above LIBOR was reduced for the revolving promissory note and term notes #3 and #4 during the three months ended March 31, 2004.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its annual members’ meeting on March, 25, 2004 for the purpose of electing nine (9) Class A Directors to serve in staggered terms until the 2005, 2006, and 2007 annual meetings of members and until their successors are elected.  Votes were solicited in person and by proxy.  All nine (9) nominees were directors serving on our Board of Directors at the time of the meeting, and all nine (9) were re-elected for the following terms:

	Term Length	Term Ends	Votes For	Votes Against	Abstentions
Daryl Haack	1 year	2005	5,632	80	193

Roland Schmidt	1 year	2005	5,642	70	193

Ronald Wetherell	1 year	2005	5,642	70	193

Vincent Davis	2 years	2006	5,642	70	193

Darrell Downs	2 years	2006	5,592	120	193

Douglas Lansink	2 years	2006	5,642	70	193

Verdell Johnson	3 years	2007	5,672	40	193

Timothy Ohlson	3 years	2007	5,682	30	193

Myron Pingel	3 years	2007	5,682	30	193

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

LITTLE SIOUX CORN PROCESSORS, L.L.C.

Date:	May 17, 2004	/s/ Daryl Haack
Daryl Haack
President (Principal Executive Officer)

Date:	May 17, 2004	/s/ Doug Lansink
Doug Lansink
Treasurer (Principal Financial and Accounting Officer)