Form 10KSB/A
period 2003-09-30
LITTLE SIOUX CORN PROCESSORS LLC
filed 2004-08-13
CIK 1229899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

Explanatory Note Regarding Amendment No. 1

This Amendment No. 1 to the Annual Report on Form 10-KSB/A of Little Sioux Corn Processors, LLC (the “Company”) for the year ended September 30, 2003, is being filed for the purpose of clarifying Item 4 regarding the Company’s fourth quarter of fiscal year ended September 30, 2003; clarifying the inclusion of Energy Information Administration estimates into the Company’s budget; and reclassifying minority interest as an item separate from equity.  In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, the complete text of such Items, as amended, are set forth herein.  In addition to the filing of this Amendment No. 1 and pursuant to Rule 12b-15, the Company is including certain currently dated certifications.  The remainder of the Company’s Form 10-KSB/A is unchanged.  This report speaks as of the original filing date of the Form 10-KSB and has not been updated to reflect events occurring subsequent to the original reporting date.

PART I.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of members during the fourth quarter of our fiscal year January 1, 2003 to September 30, 2003.

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

We anticipate spending approximately $54.9 million over the next twelve months.  We have projected to spend approximately $51.7 million on direct cost of goods sold and production costs.  We also expect to incur approximately $3.2 million for general and administrative costs.  Our production costs could rise, however, if the cost of natural gas increases.  According to the Energy Information Administration, the cost of natural gas could double this winter, resulting in higher costs of production that may not be recovered.  In preparing an estimate of our natural gas expenses over the next 12 months, we considered the possibility of an increase in the price of natural gas.  However, because we have price protection in place for 100% of the winter months, the Energy Information Administration estimates had an insignificant impact on our budget.

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

As more fully described in Note 13, the minority interest was reclassified on the balance sheet.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.

Certified Public Accountants

Minneapolis, Minnesota

October 31, 2003, except for Note 13, as to which the
date is July 21, 2004

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Consolidated Balance Sheet

	September 30 2003	December 31 2002
ASSETS

Current Assets
Cash	$536,483	$269,162
Restricted cash	12,902	268,195
Trade accounts receivable	1,753,362
Other receivables	3,362,970	8,454
Inventory	1,386,571
Derivative instruments	397,950
Prepaid expenses	598,102	17,487
Total current assets	8,048,340	563,298

Property and Equipment
Land and improvements	2,377,832	1,575,584
Buildings	15,147,828
Processing equipment	26,476,854
Grain handling equipment	5,084,206
Rail and other equipment	1,204,791
Furniture and fixtures	156,178	33,606
Construction in progress		41,800,320
	50,447,689	43,409,510
Less accumulated depreciation	1,650,348	4,607
Net property and equipment	48,797,341	43,404,903

Other Assets
Deferred loan costs, net	463,191	477,874
	463,191	477,874

Total Assets	$57,308,872	$44,446,075

Notes to Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Consolidated Balance Sheet

	September 30 2003	December 31 2002
LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Bank overdraft		$220,354
Revolving promissory note	$775,165
Current maturities of long-term debt	2,957,267	1,743,201
Accounts payable
Trade	509,241	12,269
Construction	250,000
Derivative instruments		529,561
Accrued liabilities	460,179	50,916
Total current liabilities	4,951,852	2,556,301

Long-Term Debt, net of current maturities	28,157,443	25,059,217

Commitments and Contingencies

Minority Interest	10,052,753	6,975,752

Members’ Equity
Member contributions, net of costs related to capital contributions, 10,941 units outstanding at September 30, 2003 and December 31, 2002	10,842,237	10,842,237
Accumulated other comprehensive loss; net unrealized loss on derivative instruments	(217,441)	(438,257)
Retained earnings	3,522,028	(549,175)
Total members’ equity	14,146,824	9,854,805

Total Liabilities and Members’ Equity	$57,308,872	$44,446,075

Notes to Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Consolidated Statement of Operations

	Nine Month Fiscal Year Ended September 30, 2003	Twelve Month Fiscal Year Ended December 31, 2002

Revenues	$31,814,299

Cost of Goods Sold	27,462,227

Gross Profit	4,352,072

Operating Expenses	2,660,909	$496,111

Operating Income (Loss)	1,691,163	(496,111)

Other Income (Expense)
Interest income		35,581
Interest expense	(847,223)
CCC Bioenergy income	5,535,733
Grants and other income	612,206	91,563
Total other income	5,300,716	127,144

Net Income (Loss) Before Minority Interest	6,991,879	(368,967)

Minority Interest in Subsidiary Income (Loss)	2,920,676	(154,311)

Net Income (Loss)	$4,071,203	$(214,656)

Weighted Average Units Outstanding	10,941	6,146

Net Income (Loss) Per Unit	$372.11	$(34.93)

Notes to Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Consolidated Statement of Changes in Members’ Equity and Accumulated Other Comprehensive Income

	Member Contributions	Retained Earnings	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)

Balance - December 31, 2001	$463,248	$(334,519)

Initial public offering, June 24, 2002 for 10,002 membership units	10,226,000

Costs related to capital contributions	(156,624)

Capital reallocation upon investment in units of LSCP, LLLP	309,613

Net loss		(214,656)	$(214,656)

Other comprehensive loss:
Unrealized loss on derivative contracts			(438,257)	$(438,257)

Comprehensive loss			$(652,913)

Balance - December 31, 2002	10,842,237	(549,175)		(438,257)

Net income		4,071,203	$4,071,203

Other comprehensive income:
Unrealized loss on derivative instruments			(79,647)
Less: reclassification adjustment for losses included in net income			300,463
			220,816	220,816

Comprehensive income			$4,292,019

Balance - September 30, 2003	$10,842,237	$3,522,028		$(217,441)

Notes to Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Consolidated Statement of Cash Flows

	Nine Month Fiscal Year Ended September 30, 2003	Twelve Month Fiscal Year Ended December 31, 2002

Cash Flows from Operating Activities
Net income (loss)	$4,071,203	$(214,656)
Adjustments to reconcile net income (loss) to net cash from operations:
Depreciation and amortization	1,669,610	4,607
Minority interest in subsidiary’s loss	2,920,676	(154,311)
Loss on derivative instruments	567,490
Change in assets and liabilities:
Receivables	(5,107,878)	(8,454)
Restricted cash	255,293	(268,195)
Inventory	(1,386,571)	(219,020)
Derivative instruments	(1,117,860)
Prepaid expenses	(580,615)	(16,216)
Accounts payable	496,972	(51,977)
Accrued liabilities	409,263	34,132
Net cash provided by (used in) operating	2,197,583	(894,090)

Cash Flows from Investing Activities
Capital expenditures	(293,274)	(18,417,357)
Net cash used in investing activities	(293,274)	(18,417,357)

Cash Flows from Financing Activities
Bank overdraft	(220,354)	220,354
Proceeds from short-term debt	775,165
Proceeds from issuance of long-term debt	1,383,924	2,274,000
Payments of long-term debt	(3,566,537)	(385,724)
Member contributions		10,226,000
Minority investment		7,750,000
Payments for costs of raising capital		(26,496)
Loan costs	(9,186)	(477,874)
Net cash from (used in) financing activities	(1,636,988)	19,580,260

Net Increase in Cash	267,321	268,813

Cash – Beginning of Period	269,162	349

Cash – End of Period	$536,483	$269,162

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$1,022,668	$358,339

Supplemental Disclosure of Noncash Investing and Financing Activities
Construction in progress included in accounts payable	$250,000
Capital lease obligations incurred	$4,337	$358,916
Property and equipment financed with note payable and construction payable	$6,490,568	$24,390,508
Reallocation of capital		$309,613
Costs of raising capital reclassified from deferred offering costs		$130,128

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

6.  LONG–TERM DEBT

Long-term debt consists of the following:

	September 30 2003	December 31 2002

Note payable to bank, principal and interest are due and payable on demand or March 4, 2004, interest is charged at 7.00%, secured by real estate, subordinate to the term notes	$150,000	$150,000

Note payable to Iowa Corn Promotion Board, principal and interest are due and payable on July 30, 2004, no interest rate is charged as long as the note is repaid by June 30, 2004. Thereafter, interest will retroactively accrue at the prime rate, secured by a general security agreement covering substantially all assets, subordinate to term notes	50,000	50,000

Note payable to limited partner and general contractor, principal and interest are due and payable on July 25, 2007, interest is charged at prime plus 1% (5.00% at September 30, 2003 and 5.25% at December 31, 2002), secured by real estate, subordinate to term notes	1,250,000	1,250,000

Construction note payable to lending institution, converted to term notes as described below		19,777,003

Term note #2 payable to lending institution, see terms below	15,409,002

Term note #3 payable to lending institution, see terms below	10,374,165

Term note #4 payable to lending institution, see terms below	2,795,692

Totals carried forward	$30,028,859	$21,227,003

Totals brought forward	$30,028,859	$21,227,003

	September 30 2003	December 31 2002

Totals brought forward	$30,028,859	$21,227,003

Note payable to Iowa Energy Center, due in monthly payments of $3,472 without interest, maturing on January 29, 2009, secured by real estate, subordinated to term notes	222,222

Note payable to bank due in monthly payments of $5,921 including interest at 6% maturing on January 29, 2009, secured by real estate, subordinated to term notes	226,535

Note payable to Iowa Department of Economic Development, due in sixty monthly installments beginning August 1, 2004 of $1,167 without interest, payable in full on July 1, 2009, secured by all equipment	210,000

Note payable to Iowa Department of Economic Development, forgivable upon completion of the ethanol plant and the sale of 40 million gallons of ethanol, otherwise due with interest at 8.25% from July 1, 2006 through 2009, secured by all equipment	90,000

Capital lease obligations, due in monthly installments initially totaling $6,768 commencing April 1, 2003 including implicit interest between 7.4% and 17.4% through March 1, 2008, secured by leased equipment (see Note 7)	337,094	361,910

Construction payable periodically paid by draws from the construction note payable		4,613,505

Totals carried forward	$31,114,710	$26,202,418

	September 30 2003	December 31 2002

Totals brought forward	$31,114,710	$26,202,418

Note payable to bank, principal and interest are due and payable on demand or July 30, 2003, interest is charged at 7.00%, secured by real estate, subordinate to the term note, repaid in 2003		600,000
Totals	31,114,710	26,802,418
Less amounts due within one year	2,957,267	1,743,201

Totals	$28,157,443	$25,059,217

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

9.  RELATED PARTY TRANSACTIONS

In addition to the related party transactions described previously, the Company also had the following related party transactions:

The minority investors in LSCP include Archer Daniels Midland Company (ADM), through MCP Holdings Co., LLC, which owns 800 units of LSCP, Fagen, Inc. (Fagen), the general contractor, which owns 350 units, Indeck Energy Services, LLC, which owns 300 units, and David Vander Griend, the owner of ICM, the engineering firm for LSCP, who owns 100 units.  LSCP had 3,739 units outstanding at September 30, 2003 and December 31, 2002, of which the LLC owned 2,189 units as of each period end.

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

13.  RECLASSIFICATION OF MINORITY INTEREST

The minority interest has been reclassified on the accompanying balance sheet to reflect it as a separate line item rather than including it as part of equity at September 30, 2003 and December 31, 2002.  This reclassification has no impact of net income or earnings per unit as previously reported.

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

LITTLE SIOUX CORN PROCESSORS, L.L.C.

Date:	August 13, 2004	/s/ Stephen Roe
Stephen Roe
President and Chief Executive Officer

Date:	August 13, 2004	/s/ Gary Grotjohn
Gary Grotjohn
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 13, 2004	/s/ Vince Davis
Vince Davis, Director

Date: August 13, 2004
Daryl Haack, Director

Date: August 13, 2004
Doug Lansink, Director

Date: August 13, 2004	/s/ Tim Ohlson
Tim Ohlson, Secretary and Director

Date: August 13, 2004	/s/ Ron Wetherell
Ron Wetherell, Chairman and Director

Date: August 13, 2004	/s/ Myron Pingel
Myron Pingel, Vice-Chairman and Director

Date: August 13, 2004	/s/ Darrell Downs
Darrell Downs, Director

Date: August 13, 2004
Roland Schmidt, Director

Date: August 13, 2004	/s/ Verdell Johnson
Verdell Johnson, Director