Form 10QSB/A
period 2003-12-31
LITTLE SIOUX CORN PROCESSORS LLC
filed 2004-08-13
CIK 1229899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

This Amendment No. 1 to the Quarterly Report on Form 10-QSB/A of Little Sioux Corn Processors, LLC (the “Company”) for the quarter ended December 31, 2003, is being filed for the purpose of reclassifying minority interest as an item separate from equity.  In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, the complete text of such Items, as amended, are set forth herein.  In addition to the filing of this Amendment No. 1 and pursuant to Rule 12b-15, the Company is including certain currently dated certifications.  The remainder of the Company’s Form 10-QSB/A is unchanged.  This report speaks as of the original filing date of the Form 10-QSB and has not been updated to reflect events occurring subsequent to the original reporting date.

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

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Balance Sheet

December 31 2003
(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Revolving promissory note	$200,964
Current maturities of long-term debt	2,959,830
Accounts payable
Trade	1,045,896
Construction	250,000
Accrued liabilities	945,305
Total current liabilitiies	5,401,995

Long-Term Debt, net of current maturities	24,633,361

Commitments and Contingencies

Minority Interest	12,087,300

Members’ Equity
Member contributions, net of costs related to capital contributions, 10,941 units outstanding at December 31, 2003	10,842,237
Retained earnings	6,170,603
Total members’ equity	17,012,840

Total Liabilities and Members’ Equity	$59,135,496

Notes to Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Operations

	Three Months Ended December 31 2003	Three Months Ended December 31 2002
	(Unaudited)	(Unaudited)

Revenues	$19,266,908	$—

Cost of Goods Sold	15,402,488	—

Gross Profit	3,864,420	—

Operating Expenses	1,568,721	31,028

Operating Income (Loss)	2,295,699	(31,028)

Other Income (Expense)
Interest income		442
Interest expense	(402,966)
CCC Bio-Energy income	2,617,626
Other income	18,764
Total other income	2,233,424	442

Net Income (Loss) Before Minority Interest	4,529,123	(30,586)

Minority Interest in Sudsidiary Income (Loss)	1,880,548	(12,694)

Net Income (Loss)	$2,648,575	$(17,892)

Weighted Average Units Outstanding	10,941	10,941

Net Income (Loss) Per Unit	$242.08	$(1.64)

Notes to Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	Three Months Ended December 31 2003	Three Months Ended December 31 2002
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$2,648,575	$(17,892)
Adjustments to reconcile net income (loss) to net cash from operations:
Depreciation and amortization	871,640	2,117
Minority interest in subsidiary’s net income (loss)	1,880,548	(12,694)
Loss on derivatives	312,777
Change in assets and liabilities:
Restricted cash	12,902	(174,215)
Receivables	904,597	(6,354)
Inventory	(249,965)
Derivative instruments	(140,613)	(70,500)
Prepaid expenses	(233,330)	(14,383)
Accounts payable	536,655	12,269
Accrued liabilities	485,126	(3,658)
Net cash provided by (used in) operating	7,028,912	(285,310)

Cash Flows from Investing Activities
Capital expenditures	(118,539)
Net cash used in investing activities	(118,539)

Cash Flows from Financing Activities
Bank overdraft		220,354
Proceeds from issuance of long-term debt		69,829
Payments on revolving promissory note, net	(574,201)
Payments of long-term debt	(3,521,519)
Loan costs		(35,662)
Net cash provided by (used in) financing	(4,095,720)	254,521

Net increase (decrease) in cash	2,814,653	(30,789)

Cash – Beginning of Period	536,483	299,951
Cash – End of Period	$3,351,136	$269,162
Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$500,485	$206,990

Supplemental Disclosure of Noncash Investing and Financing Activities
Property, plant and equipment financed with note payable and construction payable		$8,627,536

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

4.  LONG–TERM DEBT

Long-term debt consists of the following at December 31, 2003:

Note payable to Iowa Corn Promotion Board, principal and interest are due and payable on June 30, 2004, no interest rate is charged as long as the note is repaid by June 30, 2004. Thereafter, interest will retroactively accrue at the prime rate, secured by a general security agreement covering substantially all assets, subordinate to term notes	$50,000

Note payable to limited partner and general contractor, principal and interest are due and payable on July 25, 2007, interest is charged at the prime rate plus 1% (5.00% at December 31, 2003), secured by real estate, subordinate to term notes, paid in full subsequent to December 31, 2003	1,250,000

Term note #2 payable to lending institution, see terms below	15,085,734

Term note #3 payable to lending institution, see terms below	10,028,567

Term note #4 payable to lending institution, see terms below	130,267

Note payable to Iowa Energy Center, due in monthly payments of $3,472 without interest, maturing on January 29, 2009, secured by real estate, subordinated to term notes	217,460

Note payable to bank due in monthly payments of $5,921 including interest at 6% maturing on January 29, 2009, secured by real estate, subordinated to term notes	211,805

Totals carried forward	$26,973,833
Totals brought forward	$26,973,833

Note payable to Iowa Department of Economic Development, due in sixty monthly installments beginning August 1, 2004 of $1,167 without interest, payable in full on July 1, 2009, secured by all equipment	210,000

Note payable to Iowa Department of Economic Development, forgivable upon completion of the ethanol plant and the sale of 40 million gallons of ethanol, otherwise due with interest at 8.25% from July 1, 2006 through 2009, secured by all equipment	90,000

Capital lease obligations, due in monthly installments initially totaling $6,768 including implicit interest between 7.4% and 17.4% through March 1, 2008, secured by leased equipment	319,358
Totals	27,593,191

Less amounts due within one year	2,959,830

Totals	$24,633,361

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

8.  RECLASSIFICATION OF MINORITY INTEREST

The minority interest has been reclassified on the accompanying balance sheet to reflect it as a separate line item rather than including it as part of equity.  This reclassification has no impact of net income or earnings per unit as previously reported.

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