Form 10QSB/A
period 2004-03-31
LITTLE SIOUX CORN PROCESSORS LLC
filed 2004-08-13
CIK 1229899

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

This Amendment No. 1 to the Quarterly Report on Form 10-QSB/A of Little Sioux Corn Processors, LLC (the “Company”) for the quarter ended March 31, 2004, is being filed for the purpose of reclassifying minority interest as an item separate from equity.  In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, the complete text of such Items, as amended, are set forth herein.  In addition to the filing of this Amendment No. 1 and pursuant to Rule 12b-15, the Company is including certain currently dated certifications.  The remainder of the Company’s Form 10-QSB/A is unchanged.  This report speaks as of the original filing date of the Form 10-QSB and has not been updated to reflect events occurring subsequent to the original reporting date.

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

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Balance Sheet

March 31 2004

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Revolving promissory note	$12,503
Current maturities of long-term debt	3,241,069
Trade accounts payable	1,358,181
Accrued liabilities	160,060
Total current liabilities	4,771,813

Long-Term Debt, net of current maturities	19,690,885

Commitments and Contingencies

Minority Interest	16,367,613

Members’ Equity
Member contributions, net of costs related to capital contributions, 10,941 units outstanding at March 31, 2004	10,842,237
Retained earnings	12,188,945
Total members’ equity	23,031,182

Total Liabilities and Members’ Equity	$63,861,493

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Operations

	Three Months Ended March 31 2004	Three Months Ended March 31 2003

Revenues	$20,203,296

Cost of Goods Sold	11,311,892

Gross Profit	8,891,404

Operating Expenses	1,504,058	361,549

Operating Income (Loss)	7,387,346	(361,549)

Other Income (Expense)
Interest income	163
Interest expense	(415,492)
CCC Bio-Energy income	4,262,613
Grants and other income	60,465	451,751
Total other income	3,907,749	451,751

Net Income Before Minority Interest	11,295,095	90,202

Minority Interest in Sudsidiary Income	4,715,589	37,393

Net Income	$6,579,506	$52,809

Weighted Average Units Outstanding	10,941	10,941

Net Income Per Unit	$601.36	$4.83

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Operations

	Six Months Ended March 31 2004	Six Months Ended March 31 2003

Revenues	$39,470,204

Cost of Goods Sold	26,714,380

Gross Profit	12,755,824

Operating Expenses	3,072,779	392,577

Operating Income (Loss)	9,683,045	(392,577)

Other Income (Expense)
Interest income	163	442
Interest expense	(818,458)
CCC Bio-Energy income	6,880,239
Grants and other income	79,229	451,751
Total other income	6,141,173	452,193

Net Income Before Minority Interest	15,824,218	59,616

Minority Interest in Sudsidiary Income	6,596,137	24,699

Net Income	$9,228,081	$34,917

Weighted Average Units Outstanding	10,941	10,941

Net Income Per Unit	$843.44	$3.19

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	Six Months Ended March 31 2004	Six Months Ended March 31 2003

Cash Flows from Operating Activities
Net income	$9,228,081	$34,917
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization	1,734,352	4,499
Provision for losses on trade accounts receivable	20,000
Minority interest in subsidiary’s income	6,596,137	24,699
Loss on hedging activity	312,777
Change in assets and liabilities:
Restricted cash	12,902	(402,768)
Receivables	(6,218)	(466,115)
Inventory	(329,750)	(887,831)
Derivative instruments	(5,980,865)	(17,375)
Prepaid expenses	(133,685)	(8,962)
Accounts payable	598,940	505,691
Accrued liabilities	(300,119)	400,907
Net cash provided by (used in) operating activities	11,752,552	(812,338)

Cash Flows from Investing Activities
Capital expenditures	(481,010)
Net cash used in investing activities	(481,010)

Cash Flows from Financing Activities
Proceeds (payments) from short-term debt	(762,662)	12,620
Proceeds from issuance of long-term debt		905,538
Payments of long-term debt	(8,092,756)	(13,067)
Loan costs		(44,848)
Distribution to minority interest	(435,276)
Distribution to members	(561,164)
Net cash provided by (used in) financing activities	(9,851,858)	860,243

Net increase in cash	1,419,684	47,905

Cash – Beginning of Period	536,483	299,951

Cash – End of Period	$1,956,167	$347,856

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$898,085	$221,446

Supplemental Disclosure of Noncash Investing and Financing Activities
Reduction in property and equipment due to debt forgiveness	$90,000
Property and equipment financed with note payable and construction payable		$14,697,204

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

As part of the financing agreement, the premium above the LIBOR on the term note #3 and #4 and the revolving promissory note has been reduced based on a financial ratio from the original 380 basis points.  The financing agreement requires an annual servicing fee of $50,000 for five years.  As described in Note 1, the Company entered into an interest rate cap agreement to reduce the risk of increases in interest rates.  The interest rate cap agreement is based on a notional amount of $10,000,000 and caps increases in interest rates at 6.8% on this amount until June 1, 2006.

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

7.  RECLASSIFICATION OF MINORITY INTEREST

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

LITTLE SIOUX CORN PROCESSORS, L.L.C.

Date:	August 12, 2004	/s/ Stephen Roe
Stephen Roe
President and Chief Executive Officer

Date:	August 12, 2004	/s/ Gary Grotjohn
Gary Grotjohn
Chief Financial Officer