Form 10QSB
period 2004-06-30
LITTLE SIOUX CORN PROCESSORS LLC
filed 2004-08-16
CIK 1229899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended June 30, 2004

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

☒ Yes ☐ No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:  As of August 13, 2004, there were 10,941 units outstanding.

Transitional Small Business Disclosure Format (Check one):	☐ Yes ☒ No

INDEX

PART I.     FINANCIAL INFORMATION

Item 1.           Financial Statements

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Balance Sheet

June 30 2004
ASSETS
Current Assets
Cash	$1,942,223
Trade accounts receivable, less allowance for doubtful accounts of $20,000	2,393,069
Other receivables	660,261
Inventory	2,018,127
Derivative instruments	1,307,867
Prepaid expenses	939,209
Total current assets	9,260,756

Property and Equipment
Land and improvements	2,381,920
Buildings	15,061,750
Processing equipment	26,590,257
Grain handling equipment	5,172,406
Rail and other equipment	1,214,322
Furniture and fixtures	160,042
Construction in progress	537,375
51,118,072
Less accumulated depreciation	4,177,659
Net property and equipment	46,940,413

Other Assets
Deferred loan costs, net	390,645
Total other assets	390,645

Total Assets	$56,591,814

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Balance Sheet

June 30 2004
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Revolving promissory note	$4,235
Current maturities of long-term debt	3,425,675
Trade accounts payable	1,791,249
Accrued liabilities	337,530
Total current liabilities	5,558,689

Long-Term Debt, net of current maturities	15,534,502

Commitments and Contingencies

Minority Interest	14,775,377

Members’ Equity
Member contributions, net of costs related to capital contributions, 10,941 units outstanding at March 31, 2004	10,842,237
Retained earnings	9,881,009
Total members’ equity	20,723,246

Total Liabilities and Members’ Equity	$56,591,814

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Operations

	Three Months Ended June 30 2004	Three Months Ended June 30 2003

Revenues	$21,497,087	$11,764,929

Cost of Goods Sold	23,237,225	10,053,197

Gross Profit	(1,740,138)	1,711,732

Operating Expenses	1,483,002	1,078,490

Operating Income (Loss)	(3,223,140)	633,242

Other Income (Expense)
Interest income	6,368
Interest expense	(281,079)	(454,029)
CCC Bio-Energy income (loss)	(439,450)	2,846,301
Grants and other income	37,129	160,265
Total other income	(677,032)	2,552,537

Net Income (Loss) Before Minority Interest	(3,900,172)	3,185,779

Minority Interest in Sudsidiary Income (Loss)	(1,592,236)	1,334,501

Net Income (Loss)	$(2,307,936)	$1,851,278

Weighted Average Units Outstanding	10,941	10,941

Net Income (Loss) Per Unit	$(210.94)	$169.21

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Operations

	Nine Months Ended June 30 2004	Nine Months Ended June 30 2003

Revenues	$60,967,291	$11,764,929

Cost of Goods Sold	49,951,605	10,053,197

Gross Profit	11,015,686	1,711,732

Operating Expenses	4,555,781	1,471,067

Operating Income	6,459,905	240,665

Other Income (Expense)
Interest income	6,531	442
Interest expense	(1,099,537)	(454,029)
CCC Bio-Energy income	6,440,789	2,846,301
Grants and other income	116,358	612,016
Total other income	5,464,141	3,004,730

Net Income Before Minority Interest	11,924,046	3,245,395

Minority Interest in Sudsidiary Income	5,003,901	1,359,200

Net Income	$6,920,145	$1,886,195

Weighted Average Units Outstanding	10,941	10,941

Net Income Per Unit	$632.50	$172.40

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended June 30 2004	Nine Months Ended June 30 2003

Cash Flows from Operating Activities
Net income	$6,920,145	$1,886,195
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization	2,599,857	966,899
Minority interest in subsidiary’s income	5,003,901	1,359,200
Loss on hedging activity	312,777
Change in assets and liabilities:
Restricted cash	12,902	(279,460)
Receivables	2,063,002	(4,428,133)
Inventory	(631,556)	(1,954,747)
Derivative instruments	(851,254)	(70,500)
Prepaid expenses	(341,107)	(232,960)
Accounts payable	1,032,008	697,461
Accrued liabilities	(122,649)	143,093
Net cash provided by (used in) operating activities	15,998,026	(1,912,952)

Cash Flows from Investing Activities
Capital expenditures	(760,383)	—
Net cash used in investing activities	(760,383)	—

Cash Flows from Financing Activities
Proceeds (payments) from short-term debt	(770,930)	2,157,035
Proceeds from issuance of long-term debt		1,453,753
Payments of long-term debt	(12,064,533)	(593,685)
Loan costs		(44,848)
Distribution to minority interest	(435,276)
Distribution to members	(561,164)
Net cash provided by (used in) financing activities	(13,831,903)	2,972,255

Net increase in cash	1,405,740	1,059,303

Cash – Beginning of Period	536,483	299,951

Cash – End of Period	$1,942,223	$1,359,254

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended June 30 2004	Nine Months Ended June 30 2003

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$1,238,032	$932,988

Supplemental Disclosure of Noncash Investing and Financing Activities
Reduction in property and equipment due to debt forgiveness	$90,000
Construction in progress included in accounts payable		$369,024
Property and equipment financed with note payable		$15,118,104

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2004

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

Commodity Credit Corporation Bioenergy Program

During 2003, the Company enrolled in the Commodity Credit Corporation Bioenergy Program (CCC), a department of the United States Department of Agriculture.  This program enables the Company to receive payments based on increases in production of ethanol over the previous year of up to $7,500,000 per year.  New production is eligible and is considered increased production.  Payments under the program are subject to pro rata reduction if aggregate payments to all producers in any fiscal year exceed the maximum annual funding of the program.  At March 31, 2004, the Company recorded $3,479,619 in other receivables related to production in the three months ending March 31, 2004.  In the three months ended June 30, 2004, the Company received $2,512,235 from the CCC as demand for funds exceeded the funds available and wrote off the remaining $967,384 that it did not receive.  In addition, the Company recorded $527,934 as other income for production in the three months ended June 30, 2004.  The Company recorded a $439,450 loss and a $6,440,789 gain as other income from the CCC for the three months and nine months ended June 30, 2004, respectively.  At June 30, 2004, $527,934 remained in other receivables.

Derivative Instruments

At June 30, 2004, the Company had recorded an asset for derivative instruments related to corn and natural gas options and futures positions with a fair value of $1,232,600 for forecasted purchases during fiscal 2004 and 2005.  None of the positions open at June 30, 2004 are designated as cash flow hedges.  The Company has recorded a loss of $6,135,977 in cost of goods sold related to its derivative instruments for the three months ended June 30, 2004.  The Company has recorded a loss of $1,324,264 in cost of goods sold related to its derivative instruments for the nine months ended June 30, 2004, which includes the reclassification of $371,440 from accumulated other comprehensive loss.

At June 30, 2004, the Company had an interest rate cap as described in Note 4 with a fair value of $75,267 recorded as an asset with derivative instruments.  The interest rate cap was not designated as a cash flow hedge.  The Company charged interest expense with the gain on the interest rate cap of $43,764 and a loss of $5,957 for the three months and nine months ending June 30, 2004, respectively.

Recent Accounting Pronouncement

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities.  The Company has reviewed its consolidation policy under this interpretation.  It was determined that continued consolidation under previously issued accounting standards is still applicable.

2.  INVENTORY

Inventories consist of the following at June 30, 2004:

Raw materials	$1,045,016
Work in process	476,232
Finished goods	496,879

Totals	$2,018,127

At June 30, 2004, the Company wrote down inventory by approximately $298,000 as the cost exceeded the market value.

3.  REVOLVING PROMISSORY NOTE

Under the terms of the financing agreement with a lending institution, the Company has a revolving promissory note of up to $3,500,000, subject to borrowing base limitations.  In July 2004, the lending institution renewed the revolving promissory note until July 2005.  The revolving promissory note accrues interest monthly at the one month LIBOR plus 280 basis points which totaled 4.16% at June 30, 2004.  The Company pays a commitment fee of .125% on the unused portion of the revolving promissory note.  The outstanding balance at June 30, 2004 was $4,235.  The revolving promissory note as well as the term notes described in Note 4 are subject to protective covenants under a common financing agreement requiring the Company to maintain various financial ratios, including debt service coverage, minimum net worth and working capital requirements, restrictions on distributions, secured by all business assets, and require additional loan payments based on excess cash flow.

4.  LONG–TERM DEBT

Long-term debt consists of the following at June 30, 2004:

Term note #2 payable to lending institution, see terms below	14,430,834

Term note #3 payable to lending institution, see terms below	3,646,110

Note payable to Iowa Energy Center, due in monthly payments of $3,472 without interest, maturing on January 29, 2009, secured by real estate, subordinated to term notes	198,898

Note payable to bank due in monthly payments of $5,921 including interest at 6% maturing on January 29, 2009, secured by real estate, subordinated to term notes	190,972

Note payable to Iowa Department of Economic Development, due in sixty monthly installments beginning August 1, 2004 of $1,167 without interest, payable in full on July 1, 2009, secured by all equipment	210,000

Capital lease obligations, due in monthly installments initially totaling $6,768 including implicit interest between 7.4% and 17.4% through March 1, 2008, secured by leased equipment	283,363
Totals	18,960,177
Less amounts due within one year	3,425,675

Totals	$15,534,502

The Company obtained debt financing from a lending institution in the form of a revolving promissory note and term notes, referred to by the lending institution as term notes #2, #3, and #4.  Term note #2 has fixed principal payments due quarterly with interest at the three month LIBOR plus 280 basis points, which totaled 4.11% at June 30, 2004, payable in full on June 1, 2008.  As part of the financing agreement, the Company accepted a fixed rate option on term note #2 by entering into an interest rate swap which effectively fixes the interest rate on this term note at 5.79% until this term note is repaid on June 1, 2008.

Term note #3 bears interest at the three month LIBOR plus 280 basis points which totaled 4.11% at June 30, 2004.  Term note #4 bears interest at the one month LIBOR measured at June 1, 2004 plus 280 basis points which totaled 3.91% at June 30, 2004.  Term notes #3 and #4 are payable in full on June 1, 2008.  The Company is required to make quarterly payments of $506,588 applied first to accrued interest on term note #4.  The remaining amount is applied to accrued interest on the term note #3 and then to principal until this note is repaid in full or until maturity.  After term note #3 is repaid, payments are applied first to accrued interest and then to principal on the term note #4 until paid in full or until maturity.  Term note #4 was repaid during the nine months ended June 30, 2004.  Term note #4 allows subsequent borrowings up to the original $5,000,000 to the extent of principal payments made until maturity and requires a commitment fee of .375% on any used portion.

As part of the financing agreement, the premium above the LIBOR on the term notes and revolving promissory note has been reduced based on a financial ratio from the original 380 basis points.  The financing agreement requires an annual servicing fee of $50,000 for five years.  As described in Note 1, the Company entered into an interest rate cap agreement to reduce the risk of increases in interest rates.  The interest rate cap agreement is based on a notional amount of $10,000,000 and caps increases in interest rates at 6.8% on this amount until June 1, 2006.

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

The estimated maturities of long-term debt at June 30, 2004 are as follows:

2005	$3,425,675
2006	3,565,423
2007	3,670,594
2008	8,090,422
2009	66,894
After 2009	141,169
Total long-term debt	$18,960,177

5.  RELATED PARTY TRANSACTIONS

At June 30, 2004, amounts due from Archer Daniels Midland Company (ADM) approximated 85% of trade accounts receivable.  For the three months and nine months ended June 30, 2004, the Company incurred marketing expenses of approximately $117,000 and $360,000 respectively to ADM.  In January 2004, the Company repaid the $1,250,000 note payable owed to Fagen, Inc. (Fagen).  During the nine months ended June 30, 2004, the Company paid interest to Fagen approximating $98,000.

In the three months and nine months ended June 30, 2004, LSCP purchased approximately $1,486,000 and $3,255,000, respectively, in corn from members of the LLC.

6.  COMMITMENTS AND CONTINGENCIES

Natural Gas and Corn Contracts

At June 30, 2004, the Company has forward contracts to purchase approximately 481,000 million British thermal units (MMBTU) of natural gas during the July 2004 through October 2004 time period at an average price of $5.18.  The Company has forward contracts to purchase approximately 200,000 MMBTU of natural gas during the November 2004 through March 2005 time period at $6.28 per MMBTU.  The Company has forward contracts to purchase approximately 630,000 MMBTU of natural gas during the July 2005 through October 2005 time period at $5.03.  These contracts at June 30, 2004 total approximately $6,912,000 less a deposit of $184,000.

At June 30, 2004, the Company has forward contracts to purchase approximately 3,850,000 bushels of corn at prices ranging from $2.09 to $3.18 per bushel through October 2005.

Construction in Progress

The Company estimates its costs to complete the construction of assets not yet placed in service to be approximately $901,000 as of June 30, 2004.

7.  SUBSEQUENT EVENT

After June 30, 2003, LSCP repurchased 100 units of LSCP, LLLP from a limited partner for $750,000.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

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

Overview

As general partner of LSCP, LLLP, an Iowa limited liability limited partnership (the “Partnership”), we manage the business and day-to-day operations of the Partnership’s 40 million gallon per year ethanol plant in northwest Iowa.  We currently own a 60.2% ownership interest in LSCP, LLLP.  Our ownership interest in LSCP, LLLP increased on July 30, 2004 when the Partnership redeemed 100 limited partnership units (consisting of 2.67% of the total limited partnership units) from one of its limited partners.  Little Sioux Corn Processors, L.L.C. (the “LLC”) and its subsidiary, LSCP, LLLP, are collectively referred to in this report as the “Company,” “we,” or “us.”

Since April 2003, we have been engaged in the production of ethanol and distillers grains at our ethanol plant near Marcus, Iowa.  Since commencement of plant operations, the plant’s production capacity has consistently exceeded the 40 million gallon per year (mmgpy) production guarantee provided by the general contractor as measured on a pro rata basis.  Our revenues are derived from the sale and distribution of our ethanol and distillers grains throughout the continental United States.

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

In the future, there may be an opportunity for us to expand the plant to allow us to increase our production of ethanol and distillers grains.  On December 16, 2003, the Board of Directors formed a committee to research the feasibility of expanding the plant.  We are still considering the decision of whether and how much to expand the plant, pending analysis of an engineering study and financial estimates for expansion.  An expansion of any size would present additional challenges and risks.

Plan of Operation

Financial Summary and Analysis

Net income before minority interest, which is the Partnership’s income, totaled a loss of $3,900,172 in the third quarter of fiscal year 2004, down from income of $11,295,095 reported in the second quarter of fiscal year 2004.  This decrease primarily resulted from: (i) a $967,384 loss from a reduction in the Bioenergy Program payments for the second quarter; (ii) the reduced amount of available Bioenergy Program payments in the third quarter ended June 30, 2004; and (iii) a significant increase in our cost of goods sold, to which a loss of $6,135,977 on our derivative instruments was attributed.  The loss on our derivative instruments resulted from third quarter decreases in corn prices, which decreased the value of our derivative instruments.

Revenues from operations in the third quarter of fiscal 2004 totaled $21,497,087, up from $20,203,296 in the second quarter of fiscal 2004.  Net gallons of denatured ethanol sold totaled 11,667,032 in the third quarter of fiscal 2004 compared to 11,998,316 gallons in the second quarter of fiscal 2004.  Increased revenues in the third quarter resulted from higher ethanol prices.  While we anticipate continued strong demand for ethanol, we are uncertain as to the sustainability of current ethanol prices given the increasing ethanol supply as new plants begin production and existing plants continue to expand.

Other income and expense consisted of a loss of $677,032 in the third quarter of fiscal 2004, compared to income of $3,907,749 reported in the second quarter of fiscal 2004.  Payments under the USDA Commodity Credit Corporation Bioenergy Program were reduced on a pro rata basis to all participants, which resulted in an adjustment for the second quarter of fiscal year 2004.  Unless the plant expands production, future program payments will be based on incremental increases of production over last year as the plant gains operating efficiency which increases production.

Our cost of goods sold for the third   quarter of fiscal 2004 totaled $23,237,225, up from $11,311,892 in the second quarter of fiscal 2004.  As corn prices fell, the value of our derivative instruments were reduced.  Falling corn prices effectively decrease the value of our derivative instruments, which we recognize as an increase in our cost of goods sold.   We recognize the gains or losses that result from the changes in the value of our derivative instruments in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments may be impacted, which will affect our future financial performance.  Last quarter, we recorded a gain of $5,128,799 in cost of goods sold related to our derivative instruments.  This quarter’s loss from derivatives was $6,135,177.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating expenses for the third quarter of fiscal 2004 totaled $1,483,002, which is similar to the $1,504,058 we reported in the second quarter of fiscal 2004.

Plan of Operations for the Next 12 Months

We plan to continue to operate the ethanol plant for the next 12 months.  Currently, the plant is operating in excess of design capacity, and is producing more than 40 million gallons per year as measured on a pro rata basis.  Certain inefficiencies result from operating the plant at levels in excess of the 40 million gallon per year guarantee.  These inefficiencies increase our per gallon cost of production.  In order to produce more ethanol, the production process must be shortened.  The effect of a shortened process is that ethanol content per unit is lost.  However, even with the increased cost per gallon of production, the additional income that we earn on the sale of additional gallons of ethanol covers the additional costs.

One way that we may be able to operate the plant at a more efficient rate is to expand the plant.  We are continuing our discussions about whether to expand to allow for additional gallons of annual ethanol production.  The Board of Directors formed a committee on December 16, 2003 to research the feasibility and economic benefits of any expansion.  The committee is also evaluating available financing alternatives to fund any expansion.  In the event that we determine it is both feasible and in the best interest of the Company to expand the plant size, we may need to raise additional equity and/or incur additional debt financing to fund an expansion.  In addition to having a financial impact, an expansion of any size would present additional challenges and risks to the Company.

If we do not expand the plant, we expect to have sufficient cash from cash flow from continuing operations, lines of credit through our revolving promissory note, and cash reserves to cover our corn supply, natural gas supply, staffing, office, audit, legal, compliance, and working capital costs for the next 12 months.  If we do not expand, we do not anticipate the need to raise additional funds within the next 12 months based upon our expected cash flow from operations.

The following is our estimate of our costs for the next 12 months for the plant as it currently operates:

Corn Costs	$44,910,000
General and Administrative Costs	$6,990,000
Natural Gas Costs	$6,614,000
Chemical Costs	$4,803,000
Other Production Costs	$3,900,000

Total Operating Costs:	$67,217,000

The increase in general and administrative costs to $6,990,000, from second quarter’s estimate of $4,100,000 is due to this quarter’s inclusion of both cash and non-cash expenses, such as depreciation, in this category.

An expansion of any size would increase our costs in all of the categories listed above.  An expansion would also require significant expenditures for the expansion project itself.  At this point, we have not yet determined the sources of financing any expansion.

The estimates in the table set forth above are based on our limited operational experience.  These are only estimates and our actual costs could be much higher due to a variety of factors outside our control, such as:

•	Changes in the availability and price of corn;

•	Changes in the environmental regulations that apply to our plant operations;

•	Increased competition in the ethanol and oil industries;

•	Changes in interest rates or the availability of credit;

•	Changes in our business strategy, capital improvements or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries; and

•	Changes in the availability and price of natural gas and the market for distillers grains.

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives).

Corn Supplies

Iowa’s calendar year 2003 final corn for grain production was estimated in January 2004 at 1.88 billion bushels.  The final 2003 national production of corn was estimated at 10.1 billion bushels.  Although the crop was estimated at record levels, demand for both foreign and domestic corn reduced the projected 2004 corn supply stocks.  These estimates of reduced supply caused the market price to increase in the calendar year fourth quarter of 2003 and the first half of 2004.  The high prices for corn spurred increased corn planting nationwide.  Optimal growing conditions have caused increased optimism for increased yields, which in turn has resulted in decreased corn prices.  Today, crop prospects appear good, but the price of corn is still volatile.  Any adverse situation affecting supply may cause the market to move higher.

We have taken steps to defray the impact of possible future corn price increases by entering into derivative instruments, which include forward contracts and over-the-counter and Chicago Board of Trade futures and option contracts.  All of these measures are intended to reduce the variability of cash flows relating to our corn purchases.  We periodically adjust our hedging positions as the market price for corn rises and declines.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they do not qualify for hedge accounting, which would match the gain or loss on our hedge position to the specific commodity purchase being hedged.  We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold.  The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  The decrease in value of the hedged positions from last quarter was $5,129,611 in the quarter ending June 30, 2004. We estimate that our expected corn usage is approximately 15 million bushels per year for the production of 40 million gallons of ethanol.  As of June 30, 2004, we have futures and option contract price protection in place for 64% of our expected corn usage through December 2005 and we have forward contracts for 15% of our corn supply through October 2005.  As we move forward, additional protection may be necessary.

Natural Gas Supplies

Natural gas is also an important input to our manufacturing process.  We estimate that our natural gas usage is approximately 110,000 MMBTU per month. We use natural gas to dry our distillers grains products to moisture contents at which they can be stored for long periods and transported greater distances, so that we can market them to broader livestock markets, including poultry and swine markets in the continental United States.  Natural gas has recently been available only at prices exceeding historical averages.  These prices are increasing our costs of production.  We expect natural gas prices to remain high or increase at least through the 2004 calendar year.

In order to reduce our natural gas price-risk exposure, we have entered into derivative instruments including forward contracts and over-the-counter and New York Mercantile Exchange option contracts.  We have contracted for approximately 100% of our natural gas requirements for the current date through October 2004.  We estimate that we have forward contracts in place for approximately 30% of our natural gas needs for November 2004 through March 2005.  The contracts provide for approximately 20% higher gas prices for the 2004-2005 winter months than for the 2003-2004 winter months.  In the next few months, we may contract for our remaining natural gas needs for winter 2004-2005.  In addition to procuring natural gas requirements for winter 2004-2005, we have purchased approximately 90% of our summer and fall 2005 natural gas requirements.  We may also purchase natural gas requirements for the 2006 and 2007 calendar years as we attempt to further reduce our susceptibility to price increases.

At the time we purchased price protection for natural gas, the market was experiencing a great deal of price uncertainty.  Due to this uncertainty, we purchased amounts for most of the plant’s needs and implemented derivative instruments to allow us to benefit in the event natural gas prices declined.  Energy sector prices have increased and natural gas, as a portion of the total energy market, has responded with higher prices to be cost competitive with its alternatives.  The timing of the contracts is contingent upon market volatility and our ability to purchase natural gas to protect processing margins.  In the future, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production.

Risk Related to Price Protection for Corn and Natural Gas

We purchase commodity inputs such as corn and natural gas to be used in manufacturing ethanol.  These commodities are subject to price fluctuations that impact our operating costs.  To manage our corn price risk, we have implemented a combination of exchange traded futures contracts, and exchange traded and over-the-counter option contracts.  The Company has policies governing the hedging instrument its business may use.  In practice, as markets move, the Company actively manages its risk and adjusts hedging strategies as appropriate.  The commodities hedged have a high inverse correlation to price changes of the derivative commodity instrument.

Our hedging strategy is designed to establish a price ceiling and floor for our corn purchases.  We have taken a net long position on our exchange traded futures contracts, which allows us to offset increases or decreases in the market price of corn.  The upper limit of loss on our futures contracts is the difference between the contract price and the cash market price of corn at the time of the execution of the contract.  The upper limit of loss on our exchange traded and over-the-counter option contracts is limited to the amount of the premium we paid for the option.

To manage our natural gas price risk, we entered into a natural gas delivery agreement with our supplier to supply us with natural gas.  The agreement fixes the price at which we purchase natural gas, however, we have taken a net short position on over-the-counter option contracts for natural gas in order to benefit from any decreases in the price of natural gas.  The upper limit of loss on this position is the premium price we paid for the option.

Expected Purchases of Equipment, Environmental Testing Results and Other Operational Issues

During third quarter fiscal 2004, we installed a regenerative thermal oxidizer, water treatment equipment, a corn screener, and an additional heat exchanger.  Within the next 12 months, we expect to install an additional centrifuge, centrifuge components, and an additional air compressor, as well as hard surface on the plant roads.  We believe that installing this equipment will allow the plant to continue producing in excess of 40 million gallons of ethanol per year while continuing to satisfy certain emission standards and maintain efficiencies.  We expect that it will cost approximately $1,953,000 to purchase and install the additional equipment, including payment for the already installed pieces.  We expect to use available cash flow to purchase the equipment without financing.  We may also implement certain design improvements as they are developed.  The plant may be shut down from time to time over the next 12 months to incorporate these design improvements.

We are subject to ongoing environmental regulations and testing.  The plant passed emissions testing in December 2003, and pursuant to standard environmental regulations, we expect to be re-tested within the next six months.  The data from the emissions testing that was conducted in December 2003 was submitted to the Iowa Department of Natural Resources in February 2004, and we received renewed operating permits in April 2004.  The operating permits allow us to operate in excess of 40 million gallons per year.  Since the regenerative thermal oxidizer is installed and operational, we plan to retest critical emissions points to further enhance our ability to operate at peak efficiencies.  We are required by federal regulations to conduct a Relative Accuracy Test Audit (RATA) once per 12-month period.  We passed the RATA testing in February 2004.  By installing hard surfacing on the plant road, we expect to reduce our dust emissions, which should aid our continued compliance with environmental standards.

We now employ 32 full-time employees to operate the ethanol facility, of which 6 are in general management and administration.  At the current plant size, we do not expect to hire a significant number of employees in the next 12 months.  However, significant expansion of the plant may require us to hire several new employees.

We benefit from federal ethanol tax incentives.  Changes to these incentives could negatively impact demand for our ethanol.

Liquidity and Capital Resources

As of June 30, 2004, we had the following consolidated assets: cash of $1,942,223, current assets of $9,260,756 and total assets of $56,591,814.  As of June 30, 2004, we had consolidated current liabilities of $5,558,689 and long-term debt of $15,534,502.

The LLC members’ contributions, net of costs related to capital contributions for the LLC, is $10,842,237.  The LLC’s members’ equity is $20,723,246 including retained earnings of $9,881,009.  The minority interest in the Limited Partnership held by the limited partners is $14,775,377.

For the nine-months ending June 30, 2004, cash provided by operating activities was $15,998,026.  Cash provided by operating activities was used for $760,383 of capital expenditures, $561,164 was distributed to LLC members, $435,276 was distributed to the minority interest held by our limited partners, and a net $12,835,463 was used to pay down our debt.

Short-Term Debt Sources

We have a revolving promissory note of up to $3,500,000 with First National Bank of Omaha renewable annually through July 2004.  On July 23, 2004, we renewed the promissory note through July 2005.  The interest payable on the revolving promissory note is due monthly at the one month LIBOR plus 2.80%, which totaled 4.11% at June 30, 2004.  The revolving promissory note is our operating line of credit.  We pay a commitment fee of 0.125% on the unused portion of the line.  The outstanding balance as of June 30, 2004, was $4,235.  The maximum available credit under this note is based on receivable and inventory balances.  Our current receivable and inventory balances are not sufficient to allow us to use the maximum amount of the operating line of credit.  As of June 30, 2004, the maximum amount available from the operating line of credit was approximately $2,400,000.  As the balances in these accounts fluctuate, the amount of available credit on this note may be reduced or increased subject to the maximum of $3,500,000.  The operating line of credit is subject to protective covenants requiring us to maintain various financial ratios.  The operating line of credit is secured by all business assets.

Long-Term Debt Sources

We have long-term debt financing consisting of three term notes held by First National Bank of Omaha and referred to as Term Notes #2, #3 and #4.  At June 30, 2004, the principal balance on Term Note #2 is $14,430,834.  Term Note #2 is payable in quarterly installments, which began on September 1, 2003.  Interest on Term Note #2 is at the three month LIBOR plus 2.80%, which totaled 4.11% as of June 30, 2004.  Term Note #2 is payable in full on June 1, 2008.  In order to achieve a fixed interest rate on Term Note #2, we entered into an interest rate swap which helps protect our exposure to increases in interest rates and the swap effectively fixes the interest rate on Term Note #2 at 5.79% until June 1, 2008.

At June 30, 2004, the principal balance on Term Note #3 is $3,646,110.  Term Note #3 is payable in quarterly installments which began on September 1, 2003.  Interest on Term Note #3 is at the three month LIBOR plus 2.80%, which totaled 4.11% as of June 30, 2004.  Term Note #3 is payable in full on June 1, 2008.  In order to protect our interest rate exposure on Term Note #3, we entered into an interest rate cap agreement based on a principal amount of $10,000,000.  As part of the financing agreement, we have agreed to an annual servicing fee of $50,000 for five years.  The financing agreement caps our interest rate at 6.80% for Term Note #3 until June 1, 2006.

At June 30, 2004, there was no principal balance on Term Note #4.  Term Note #4 is payable in quarterly installments which began on September 1, 2003.  Interest on Term Note #4 is at the one month LIBOR plus 2.80%, which totaled 3.91% as of June 30, 2004.  Term Note #4 is payable in full on June 1, 2008.  Term Note #4 allows borrowings up to the original principal of $5,000,000 to the extent of principal payments made until maturity and requires a commitment fee of 0.375% on any unused portion.  At June 30, 2004, the aggregate indebtedness represented by Term Notes #2, #3 and #4 was $18,076,944.

We expect our interest rate swap and cap agreement to adequately protect us in the event of changes in interest rates.  However, we may not be fully protected in the event of large movements in interest rates.

We have capital lease obligations in the amount of $283,363, due in monthly installments initially totaling $6,768, and including implicit interest between 7.4% and 17.4% through March 1, 2008.  The capital lease obligations are secured by leased equipment.

We have a note in the amount of $198,898 payable to the Iowa Energy Center due in monthly installments of $3,472 without interest, maturing on January 29, 2009.  The note is secured by real estate and subordinated to the Term Notes.  We have a note with Farmers State Bank of Marcus, Iowa in the amount of $190,972 payable in monthly payments of $5,921, including interest at 6%, maturing on January 29, 2009.  The note is secured by real estate and subordinated to the Term Notes.  We have a note totaling $210,000 payable to the Iowa Department of Economic Development due in 60 monthly installments beginning August 1, 2004 in the amount of $1,667 without interest.  The note matures on July 1, 2009.  The note is secured by all equipment.

The notes payable to First National Bank at Omaha require additional loan payments based on excess cash flow generated by payments received from the USDA’s Commodity Credit Corporation, as discussed below.  This additional loan payment has a maximum annual payment of $3,000,000.  Based on the USDA Commodity Credit Corporation Bioenergy Program payments we have received in our fiscal year-to-date operations, the maximum payment would be required after our fiscal year end.  In the third quarter, we paid this $3,000,000 payment early, without penalty, to reduce our interest expense and for the nine-months ended June 30, 2004, we made excess payments totaling $5,560,000.

During the quarter ended June 30, 2004, we paid off a note payable to the Iowa Corn Promotion Board in the amount of $50,000.  Under the terms of the note, no interest was charged because we repaid the loan prior to June 30, 2004.

Bioenergy Program Payments

We are continuing to receive payments under the USDA’s Commodity Credit Corporation Bioenergy Program.  If we increase our production capacity during the life of the grant program, we may become eligible to receive additional Bioenergy payments, or we may become eligible more than once for this award.

As of June 30, 2004, we have received approximately 62% of the eligible payments for the second quarter of fiscal year 2004, and 100% of the eligible payments for the first quarter of fiscal year 2004.  The reduction in the amount of the second quarter payments received is due to a pro rata reduction in the payments.  As national ethanol production increases due to an increase in the number of operational facilities and expansion of current facilities, grant payments are spread among more recipients, which reduces our share of the payments.  During the fiscal quarter ended June 30, 2004, the Company recorded a loss of $439,450 in other income from the Commodity Credit Corporation Bioenergy Program.  For fiscal 2004 year to date, we recorded $6,440,789 as other income from the Commodity Credit Corporation Bioenergy Program.  This is 100% of eligible payments under the program for the first quarter of fiscal 2004, and approximately 62% of the eligible payments for the second and third quarters of fiscal 2004.  Although we have recorded the third quarter 2004 payments, we have not yet received them.

The 2003-2004 payments that we have received have significantly impacted our cash flow.  Accordingly, our current cash flow statement is not indicative of future performance.  We do not anticipate receiving unpaid amounts for past pro rata reductions.

Distribution to Unit Holders

No distributions were made to members during the fiscal quarter ended June 30, 2004.

Covenants

The revolving promissory note and Term Notes #2, #3 and #4 are subject to numerous protective covenants requiring us to maintain various financial ratios.  Our failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving promissory note and terms notes and/or the imposition of fees, charges or penalties.  As of September 30, 2003, we were not in compliance with the net worth covenant.  First National Bank of Omaha waived this violation for one year and on July 20, 2004 we entered into the Fifth Amendment to Construction Loan Agreement.  Due to the waiver, the violation of the net worth covenant did not result in any fees, charges, penalties, acceleration of principal, or increase in interest rate for the described violation.  We are currently in compliance with the net worth covenant as set forth in the Fifth Amendment.  For term notes #3 and #4, the premium above the LIBOR may be reduced based upon our achievement and maintenance of certain financial ratios.  The premium above LIBOR was reduced 100 basis points for the revolving promissory note and term notes #3 and #4 during the three months ended June 30, 2004.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements.

Item 3.  Controls and Procedures.

Our President and Chief Executive Officer, Stephen Roe, along with our Chief Financial Officer, Gary Grotjohn, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2004.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that the material information related to us is recorded, processed, summarized, and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

Our management, consisting of our President/CEO and CFO have also reviewed and evaluated any changes in our internal control over financial reporting that occurred as of June 30, 2004 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

There has been no change in our procedures by which members may recommend nominees to the Company’s Board of Directors.  The process continues to be as described in our Operating Agreement.

Appointment of Officers

Our Operating Agreement provides that the President of the Company shall have the duty of the management of the day-to-day operations of the plant.  Until the appointment of a President, the Chairman of our Board held this office.  Effective May 18, 2004, and in accordance with our Operating Agreement, the Board of Directors appointed our general manager, Stephen Roe to the positions of President and Chief Executive Officer.

In accordance with our Operating Agreement, the Treasurer of the Company performed the duties of the Chief Financial Officer until the creation of a separate office for this purpose.  Effective May 18, 2004, and also in accordance with our Operating Agreement, we appointed Gary Grotjohn to the position of Chief Financial Officer.

Election of Chairman, Vice-Chairman, and Secretary

On July 20, 2004, the Board of Directors elected Ron Wetherell to the position of Chairman of the Board; Myron Pingel to the position of Vice-Chairman of the Board; and reelected Tim Ohlson to the office of Secretary.

Item 6.  Exhibits and Reports on Form 8-K.

(a)                                  The following exhibits are included herein.

31.1                           Certificate pursuant to 17 CFR 240.13a-14(a).

31.2                           Certificate pursuant to 17 CFR 240.13a-14(a).

32.1                           Certificate pursuant to 18 U.S.C. § 1350.

32.2                           Certificate pursuant to 18 U.S.C. § 1350.

(b)                                 Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITTLE SIOUX CORN PROCESSORS, L.L.C.

Date:	August 16, 2004	/s/ Stephen Roe
Stephen Roe
President and Chief Executive Officer

Date:	August 16, 2004	/s/ Gary Grotjohn
Gary Grotjohn
Chief Financial Officer