Form 10KSB
period 2004-09-30
LITTLE SIOUX CORN PROCESSORS LLC
filed 2004-12-23
CIK 1229899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒              Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended September 30, 2004

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

(712) 376-2800
(Issuer’s telephone number)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            ☒  Yes            ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year.  $85,540,934

As of September 30, 2004, the aggregate market value of the membership units held by non-affiliates (computed by reference to the book value of such member units) was $21,081,764.

As of December 21, 2004, there were 10,941 membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE    None.

Transitional Small Business Disclosure Format (Check one):             ☐  Yes            ☒  No

INDEX

PART I
ITEM 1.	DESCRIPTION OF BUSINESS
ITEM 2.	DESCRIPTION OF PROPERTY
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II
ITEM 5.	MARKET FOR MEMBERSHIP UNITS AND RELATED MEMBER MATTERS
ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 7.	FINANCIAL STATEMENTS
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURES
ITEM 8A.	CONTROLS AND PROCEDURES

PART III
ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
ITEM 10.	EXECUTIVE COMPENSATION
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I.

ITEM 1.                                                     DESCRIPTION OF BUSINESS.

Little Sioux Corn Processors, L.L.C., was formed as an Iowa limited liability company on September 28, 2000.  References to “we,” “us,” “our,” and the “Company” refer to Little Sioux Corn Processors, L.L.C.

On March 6, 2002, the Company purchased the sole general partnership interest in an Iowa limited partnership, LSCP, LP.  On June 26, 2003, LSCP, LP elected to become a limited liability limited partnership and is referred to as “LSCP, LLLP” or the “limited partnership.”  During 2002, we raised $10,226,000 by issuing 10,002 of our units to investors.  We purchased our general partnership interest in the limited partnership by contributing these proceeds and our net assets to the limited partnership.  As of December 31, 2002, we had assets exceeding $10 million and more than 500 unit holders.  On April 30, 2003, we registered our units with the U.S. Securities and Exchange Commission on Form 10-SB Registration Statement pursuant to Section 12(g) of the Securities Exchange Act of 1934.

Our general partnership interest in the limited partnership represents substantially all of our assets.  The limited partnership owns and operates a 40 million-gallon per year (“MGY”) ethanol plant near Marcus, Iowa.  The following diagram illustrates the relationship between Little Sioux Corn Processors, L.L.C. and LSCP, LLLP:

DIAGRAM OF THE REGISTRANT’S RELATIONSHIP TO LSCP, LLLP

LSCP, LLLP consists of the Company, which is the sole general partner, and various limited partners, which own the limited partnership interests.  There are six classes of limited partnership interests.  Until July 2004, there were four classes of limited partnership interests outstanding and owned by various limited partners.  In July 2004 we redeemed one class of limited partnership interests from one limited partner resulting in three classes of limited partnership interests currently outstanding.  The other two classes of limited partnership interests have not been issued and may not be issued.  Limited partnership interests are designated in units.

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

As general partner of LSCP, LLLP, we have the complete and exclusive power to manage and control the affairs of the limited partnership including the day-to-day business and operations of the ethanol plant.  As general partner of a limited liability limited partnership, we have limited liability for the payment of debts and liabilities of LSCP, LLLP.  Under the limited partnership agreement, we can only be removed as general partner if a court has determined that we have been grossly negligent in performing our duties as general partner and the holders of at least 66 2/3% of the outstanding limited partnership units vote to remove us.

The limited partnership agreement allows each class of limited partnership interests the right to appoint one director to our board of directors.  This means that the three classes of limited partnership interests can elect three of the thirteen directors on our board.  Our board of directors is divided into two classes known as Class A and Class B.  Class A directors are elected by the Company’s members.  Class B directors are elected by the limited partners of the limited partnership.  Both Class A and Class B directors can take action with respect to any matters relating to the ownership and operation of the ethanol plant.  However, only Class A directors can take action with respect to any matters relating to the Company and not also directly relating to the ethanol plant.  For example, Class B directors may not vote on a motion regarding any distributions we may make to our members.  No limited partner or class of limited partnership interests has the right to appoint a majority of the Company’s directors or control the business of the limited partnership.

Our power to manage LSCP, LLLP is restricted in three cases.  First, we cannot dispose of or encumber substantially all of the assets of the limited partnership without first obtaining the consent of the holders of a majority of the limited partnership interests.  Second, we cannot remove or appoint a general manager responsible for managing the limited partnership’s business without first obtaining the consent of the holders of a majority of the limited partnership interests and our primary lending institution.  Finally, we cannot admit additional general or limited partners without first obtaining the approval of the holders of at least 75% of the limited partnership units.

Under the limited partnership agreement, distributions of the limited partnership’s revenues (as defined below) are made to the general and limited partners in proportion to the units held, however, distributions are also limited by loan covenants contained in our loan agreements executed with our lenders.  For example, our loan agreements require us to maintain various financial ratios and make additional loan payments based on excess cash flow, including payments received from the USDA’s Commodity Credit Corporation, as discussed below in “MANAGEMENT’S DISCUSSION AND ANALYSIS - Liquidity and Capital Resources.”

The limited partnership’s revenues are defined by the limited partnership agreement as “net cash flow” meaning the gross cash proceeds of the limited partnership less the amount of proceeds used for expenses, debt payments, capital improvements, replacements, contingencies and reserves, all as reasonably determined by the Company, as general partner.  Distributions are made in proportion to the units held by the general and limited partners, which means that a partner’s distribution is calculated based on the number of units such partner owns in proportion to the number of total units outstanding.  For example, the Company currently owns 2,189 limited partnership units of the 3,639 limited partnership units outstanding.  Therefore, the Company is entitled to distributions equaling 60.15% of the limited partnership’s net cash flow (2,189 units divided by 3,639 units).  No partner is entitled to a minimum distribution amount.  However, the limited partnership agreement provides that the Company, as general partner, will endeavor to provide for cash distributions at the times and amounts necessary to allow the partners to make timely payment of income taxes.  Distributions are not prioritized among the partners.

After giving effect to certain special allocations, such as adjustments for partners who bear the risk of economic loss for certain partnership debts, profits and losses are generally allocated in the same manner as distributions of the limited partnership’s net cash flow.  Therefore, the Company, as general partner, is generally allocated 60.15% of the limited partnership’s profits and losses and the limited partners are generally allocated 39.85% of the limited partnership’s profits and losses.

The limited partnership agreement can only be amended if the amendment is approved by our board of directors and is approved by holders of a majority of the limited partnership interests.

Principal Products and Markets

Our ethanol plant is located near Marcus, Iowa in Cherokee County, in the northwestern section of Iowa.  We selected the Marcus site because of its location to existing grain production, accessibility to road and rail transportation and its proximity to major population centers.  It is also served by the Canadian National Railroad Company.  It is in close proximity to major highways that connect to major population centers such as Minneapolis, Minnesota; Omaha, Nebraska; and Chicago, Illinois.

The principal products we produce at the ethanol plant are ethanol and distiller grains.  Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains, and can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute.  Approximately 95% of all ethanol is used in its primary form for blending with unleaded gasoline and other fuel products.  The implementation of the Federal Clean Air act has made ethanol fuels an important domestic renewable fuel additive.  Used as a fuel oxygenate, ethanol provides a means to control carbon monoxide emissions in large metropolitan areas.  The principal purchasers of ethanol are generally the wholesale gasoline marketer or blender.  The principal markets for our ethanol are petroleum terminals in the continental United States.

A principal by-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry.  Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal.  By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle.  Dry mill ethanol processing creates three forms of distiller grains: Distillers Wet Grains (“DWS”), Distillers Modified Wet Grains (“DMWS”) and Distillers Dried Grains with Solubles (“DDGS”).  DWS is processed corn mash that contains approximately 70% moisture.  DWS has a shelf life of approximately three days and can be sold only to farms within the immediate vicinity of an ethanol plant.  DMWS is DWS that has been dried to approximately 50% moisture.  DMWS have a slightly longer shelf life of approximately ten days and are often sold to nearby markets.  DDGS is DWS that has been dried to 10% to 12% moisture.  It has  an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant.  Approximately 15% of the distillers grains we produce at the plant are DDGS shipped all over the continental United States.  The balance of our distillers grains are locally marketed primarily to nearby livestock producers.  As additional ethanol plants begin production, the markets for our distillers grains could shift.

Distribution Methods

As general partner of the limited partnership, we entered into a marketing agreement with Minnesota Corn Processors, L.L.C., (“MCP”) in 2003 for the purposes of marketing and distributing our ethanol.  This marketing agreement was subsequently assigned by MCP to Archer Daniels Midland Company (“ADM”) following ADM’s acquisition of MCP.  In exchange for ADM’s marketing, sales, storage and transportation services, we pay ADM a fixed price per gallon of ethanol sold.  The initial term of the marketing agreement with ADM expires in 2007 but the agreement is automatically renewed for successive one-year periods at the end of the initial term unless the parties agree otherwise.

As general partner of the limited partnership, we entered into a marketing agreement with Commodity Specialist Company (“CSC”), a Delaware corporation, in 2003 for the purpose of marketing and selling all the distillers grains we produce, except distillers grains we produce and sell directly to local farmers.  Approximately, 15% of the distillers grains produced at the plant are marketed and sold by CSC.   For our distillers grains, we receive a percentage of the selling price actually received by CSC in marketing the distillers grains to its customers.

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

Excluding our facility, Iowa currently has 20 ethanol plants in various stages of development or operation.  Plants near Galva and Sioux Center produce or will produce approximately 25 MGY per facility.  A planned plant near Steamboat Rock will produce 20 MGY per year.  Plants near Fort Dodge, Fairbank and Albert City will each produce 100 MGY when they become operational.  A plant near Lakota currently produces approximately 50 MGY and has begun construction on a 50 MGY expansion for total capacity of 100 MGY.  The remaining 13 plants will produce or are producing approximately 40 MGY.  Total annual ethanol production capacity in Iowa is currently expected to reach 1 billion gallons.  In addition, a nearby plant in Hudson, South Dakota, produces approximately 45 MGY and a 40 MGY plant is being developed near South Sioux City, Nebraska.  If organizational efforts are successful, this plant would add an additional 40 MGY production in close proximity to our facility.  There are also numerous other producer and privately owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.

The ethanol industry has grown to over 90 production facilities in the United States.  The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland, Aventine Renewable Energy, Inc., Cargill, Inc., New Energy Corp., and VeraSun Energy Corporation, all of which are capable of producing more ethanol than we expect to produce.  In addition, there are several regional entities recently formed, or in the process of formation, of similar size and with similar resources to ours.

The following table identifies most of the producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY

million gallons per year (mmgy)

COMPANY	LOCATION	FEEDSTOCK	Current Capacity (MGY)	Under Construction/ Expansions (MGY)
Abengoa Bioenergy Corp.	York, NE	Corn/milo	50
	Colwich, KS		20
	Portales, NM		15
ACE Ethanol, LLC	Stanley, WI	Corn	30
Adkins Energy, LLC*	Lena, IL	Corn	40
AGP*	Hastings, NE	Corn	52
Agra Resources Coop. d.b.a EXOL*	Albert Lea, MN	Corn	38
Agri-Energy, LLC*	Luverne, MN	Corn	21
Alchem Ltd. LLLP	Grafton, ND	Corn	10.5
Al-Corn Clean Fuel*	Claremont, MN	Corn	30
Amaizing Energy, LLC*^	Denison, IA	Corn		40
Archer Daniels Midland	Decatur, IL	Corn	1070
	Cedar Rapids, IA	Corn
	Clinton, IA	Corn
	Columbus, NE	Corn
	Marshall, MN	Corn
	Peoria, IL	Corn
	Wallhalla, ND	Corn/barley
Aventine Renewable Energy, Inc.	Pekin, IL	Corn	100
	Aurora, NE	Corn	40
Badger State Ethanol, LLC*	Monroe, WI	Corn	48
Big River Resources, LLC *	West Burlington, IA	Corn	40
Broin Enterprises, Inc.	Scotland, SD	Corn	9
Bushmills Ethanol*^	Atwater, MN	Corn		40
Cargill, Inc.	Blair, NE	Corn	83

	Eddyville, IA	Corn	35
Central Iowa Renewable Energy, LLC*^	Goldfield, IA	Corn		50
Central MN Ethanol Coop*	Little Falls, MN	Corn	20
Central Wisconsin Alcohol	Plover, WI	Seed corn	4
Chief Ethanol	Hastings, NE	Corn	62
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	42
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	20
Corn Plus, LLP*	Winnebago, MN	Corn	44
Dakota Ethanol, LLC*	Wentworth, SD	Corn	48
DENCO, LLC*	Morris, MN	Corn	21.5
East Kansas Agri-Energy, LLC*^	Garnett, KS	Corn		35
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5
Ethanol2000, LLP*	Bingham Lake, MN	Corn	30
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	48
Golden Cheese Company of California*	Corona, CA	Cheese whey	5
Golden Grain Energy L.L.C.*^	Mason City, IA	Corn		40
Golden Triangle Energy, LLC*	Craig, MO	Corn	20
Gopher State Ethanol	St. Paul, MN	Corn/Beverage Waste	15
Grain Processing Corp.	Muscatine, IA	Corn	10
Granite Falls Energy, LLC^	Granite Falls, MN	Corn		45
Great Plains Ethanol, LLC*	Chancellor, SD	Corn	42
Hawkeye Renewables, LLC	Iowa Falls, IA	Corn	45
Heartland Corn Products*	Winthrop, MN	Corn	36
Heartland Grain Fuels, LP*	Aberdeen, SD	Corn	8
	Huron, SD	Corn	14
Husker Ag, LLC*	Plainview, NE	Corn	23
Iowa Ethanol, LLC*	Hanlontown, IA	Corn	45
Illinois River Enrgy, LLC^	Rochelle, IL	Corn		50
James Valley Ethanol, LLC	Groton, SD	Corn	45
J.R. Simplot	Caldwell, ID	Potato waste	4
KAAPA Ethanol, LLC*	Minden, NE	Corn	40
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6
Lincolnland Agri-Energy, LLC*	Palestine, IL	Corn	40
Liquid Resources of Ohio^	Medina, OH	Waste beverage		4
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	46
Merrick/Coors	Golden, CO	Waste beer	1.5
Michigan Ethanol, LLC	Caro, MI	Corn	45
MGP Ingredients, Inc.	Pekin, IL	Corn/wheat starch	78
	Atchison, KS
Mid-Missouri Energy, Inc.*^	Malta Bend, MO	Corn		40
Midwest Grain Processors*	Lakota, IA	Corn	50	45
Midwest Renewable Energy, LLC	Sutherland, NE	Corn	15
Miller Brewing Co.	Olympia, WA	Brewery waste	0.7
Minnesota Energy*	Buffalo Lake, MN	Corn	18
New Energy Corp.	South Bend, IN	Corn	95
Northeast Missouri Grain, LLC*	Macon, MO	Corn	40
Northern Lights Ethanol, LLC*	Big Stone City, SD	Corn	45
Northstar Ethanol, LLC^	Lake Crystal, MN	Corn		50

Otter Creek Ethanol, LLC*	Ashton, IA	Corn	45
Panhandle Energies of Dumas, LP^	Dumas, TX	Corn/Grain Sorghum		30
Parallel Products	Louisville, KY	Beverage Waste	5.4
	R. Cucamonga, CA
Permeate Refining	Hopkinton, IA	Sugars & starches	1.5
Pine Lake Corn Processors, LLC*^	Steamboat Rock, IA	Corn		20
Platte Valley Fuel Ethanol, L.L.C.	Central City, NE	Corn	40
Pro-Corn, LLC*	Preston, MN	Corn	40
Quad-County Corn Processors*	Galva, IA	Corn	23
Reeve Agri-Energy	Garden City, KS	Corn/milo	12
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	18
Sioux River Ethanol, LLC*	Hudson, SD	Corn	45
Tall Corn Ethanol, LLC*	Coon Rapids, IA	Corn	45
Tate & Lyle	Loudon, TN	Corn	65
Trenton Agri Products, LLC	Trenton, NE	Corn	30
Tri-State Ethanol Co., LLC*	Rosholt, SD	Corn	18
United WI Grain Producers, L.L.C.*^	Friesland, WI	Corn		40
U.S. Energy Partners, LLC	Russell, KS	Milo/wheat starch	40
Utica Energy, LLC	Oshkosh, WI	Corn	24	26
VeraSun Energy Corporation	Aurora, SD	Corn	100
VeraSun Fort Dodge, LLC^	Ft. Dodge, IA	Corn		110
Voyager Ethanol, LLC*^	Emmetsburg, IA	Corn		50
Western Plains Energy, LLC*	Campus, KS	Corn	30
Western Wisconsin Renewable Energy, LLC*^	Boyceville, WI	Corn		40
Wyoming Ethanol	Torrington, WY	Corn	5
Total Existing Capacity			3488.2
Total Under Construction/ Expansions				755.0
Total Capacity			4243.2

* farmer-owned	Renewable Fuels Association
^ under construction	Last Updated: December 2004

The ethanol industry is very competitive.  While the ethanol industry has been growing, there is significant competition among ethanol producers.  Our ethanol plant is in direct competition with other ethanol producers, many of which have greater resources than we currently have or will have in the future and can produce a wider range of products than our plant.  Nationally, ethanol production is concentrated in a few large companies, such as Archer Daniels Midland and Cargill, among others, that are capable of producing significantly greater quantities than the amount of ethanol we produce.  In addition, there are several other Midwestern regional ethanol producers, as well as producers located in various parts of the U.S., that have recently formed, are in the process of forming, or are under consideration, which are or would be of a similar size and have similar resources to us.

Ethanol production is also expanding internationally.  Ethanol produced or processed in certain countries in Central American and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative.  Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States.  Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably.

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

Sources of Raw Materials - Corn Feedstock Supply

We have obtained a grain dealers license and have established our own grain sourcing staff to acquire the corn we need.  We have also identified a number of grain dealers as potential sources of grain in northwestern Iowa for additional corn delivery.  The grain required for operation of the ethanol plant is readily available through our own grain sourcing staff, which purchases the corn directly from local producers or from secondary markets.

Dependence on One or a Few Major Customers

As discussed above, we have entered into marketing agreements with ADM and CSC for the purposes of marketing and distributing our principal products, ethanol and distillers grains.  We rely on ADM and CSC for the sale and distribution of almost all of our products, except for those distillers grains that we market locally.  Therefore, we are highly dependent on ADM and CSC for the successful marketing of our products.  As a large ethanol producer, ADM is also a source of competition.

Effect of Governmental Regulation

Ethanol has important applications, primarily as a high quality octane enhancer and an oxygenate capable of reducing air pollution and improving automobile performance.  Ethanol contains 35% oxygen by weight.  When combined with gasoline, ethanol acts as an oxygenate.  As a result, the gasoline burns cleaner, and releases less carbon monoxide and other exhaust emissions into the atmosphere.  The federal government encourages the use of oxygenated gasoline as a measure to protect the environment.  Oxygenated gasoline is commonly referred to as reformulated gasoline.

The ethanol industry is heavily dependent on several economic incentives to produce ethanol, including federal ethanol supports.  Ethanol sales have been favorably affected by the Clean Air Act amendments of 1990, particularly the Federal Oxygen Program which became effective November 1, 1992.  The Federal Oxygen Program requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution.  Ethanol use has increased due to a second Clean Air Act program, the Reformulated Gasoline Program.  This program became effective January 1, 1995, and requires the sale of reformulated gasoline in nine major urban areas to reduce pollutants, including those that contribute to ground level ozone, better known as smog.  Increasingly stricter EPA regulations are expected to increase the number of metropolitan areas deemed in non-compliance with Clean Air Standards, which could increase the demand for ethanol.

A bill (S. 791, 108th Cong.) including provisions known as the Renewable Fuels Standard (“RFS”) was introduced in the United States Senate during the 108th Session, which ended in 2004.  If passed, it would have served as a catalyst for investment in renewable fuel processing fuels and new technologies.  The proposed legislation would determine the specific baseline volume of ethanol to be used in gasoline on a nationwide basis.  The bill anticipated that volumes would begin in the year 2003 at 2.3 billion gallons and grow at a rate of approximately 300 million gallons per year to a volume of 5 billion gallons in 2012.  The production capacity of currently operating ethanol plants exceeds 3.4 billion gallons.  Additional plants are under construction that will bring total domestic ethanol production capacity to approximately 4.1 billion gallons by 2005.  Accordingly, fuel ethanol production may exceed required volumes under the proposed legislation in its early stages.  If the Renewable Fuels Standard bill or similar legislation is adopted, it may initially yield a lesser demand for our ethanol, but would provide for a substantial long-term market for our ethanol.  This legislation was also under deliberation as a component in the Senate Energy Bill (S. 2095) and the House Energy Bill (H.R. 4503).

Under both S. 2095 and H.R. 4503, MTBE would be banned for 4 years after enactment of the RFS, provided that individual states could choose to continue to allow the use of MTBE by notifying the administrator of the EPA.  The RFS would eliminate a requirement under current law for motor fuel to contain oxygenates and would require that all motor fuels sold by a refiner, blender, or importer contain a minimum volume of renewable fuels.  The required volume of renewable fuel would start at 3.1 billion gallons in 2005 and increase to 5 billion gallons by 2012.  This renewable fuels standard would largely be met by adding ethanol to gasoline.  Although, both S. 2095 and H.R. 4503 expired in 2004 with the close of the 108th Congress, similar legislation is expected to be introduced in the 109th Congress.

The government’s regulation of the environment changes constantly.  It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses.  It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol.  For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry.  Furthermore, plant operations likely will be governed by the Occupational Safety and Health Administration (“OSHA”).  OSHA regulations may change such that the costs of the operation of the plant may increase.  Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting our operations, cash flows and financial performance.

The use of ethanol as an oxygenate to blend with fuel to comply with federal mandates also has been aided by federal tax policy.  The Energy Tax Act of 1978 exempted ethanol blended gasoline from the federal gas tax as a means of stimulating the development of a domestic ethanol industry and mitigating the country’s dependence on foreign oil.  As amended, the federal tax exemption currently allows the market price of ethanol to compete with the price of domestic gasoline.  The exemption for a 10% ethanol blend is the equivalent of providing a per gallon “equalization” payment that allows blenders to pay more for ethanol than the wholesale price of gasoline and still retain profit margins equal to those received upon the sale of gasoline that is not blended with ethanol.  Under current legislation, the federal gasoline tax exemption for a 10% ethanol blend is 5.2 cents per gallon.  This exemption was to gradually drop to 5.1 cents per gallon in 2005, however, as of January 1, 2005, this federal tax incentive will be replaced by a new volumetric ethanol excise tax credit discussed below.

On October 22, 2004, President Bush signed H.R. 4520, which contained the Volumetric Ethanol Excise Tax Credit (“VEETC”) and amended the federal excise tax structure effective as of January 1, 2005.  Currently, ethanol-blended fuel is taxed at a lower rate than regular gasoline (13.2 cents on a 10% blend).  Under VEETC, the existing ethanol excise tax exemption is eliminated, thereby allowing the full federal excise tax of 18.4 cents per gallon of gasoline to be collected on all gasoline and allocated to the highway trust fund.  This would add approximately $1.4 billion to the highway trust fund revenue annually.  In place of the current exemption, the bill creates a new volumetric ethanol excise tax credit of 5.1 cents per gallon of ethanol blended at 10%.  Refiners and gasoline blenders would apply for this credit on the same tax form as before only it would be a credit from general revenue, not the highway trust fund.  Based on volume, the VEETC is expected to allow much greater refinery flexibility in blending ethanol.

The ethanol industry and our business depend upon continuation of the federal ethanol supports discussed above.  These incentives have supported a market for ethanol that might disappear without the incentives.  Alternatively, the incentives may be continued at lower levels than at which they currently exist.  The elimination or reduction of such federal ethanol supports would make it more costly for us to sell our ethanol.

Costs and Effects of Compliance with Environmental Laws

We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant.  We have obtained all of the necessary permits to operate the plant including, air pollution construction permits, a pollutant discharge elimination system general permit, storm water discharge permits, a water withdrawal permit, and an alcohol fuel producer’s permit.  In addition, we have completed a spill prevention control and countermeasures plan.  Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.

During the third fiscal quarter of 2004, we installed various items of equipment to allow the plant to continue to continue producing in excess of 40 million gallons of ethanol per year while continuing to satisfy certain emission standards and maintain efficiencies.  We paid approximately $1,953,000 to purchase and install the additional equipment.  We may implement certain design improvements as they are developed.  The plant may be shut down from time to time over the next 12 months to incorporate these design improvements.

We are subject to ongoing environmental regulations and testing.  The plant passed emissions testing in December 2003 and we received renewed operating permits in April 2004.  The operating permits allow us to operate in excess of 40 million gallons per year.  After we installed the regenerative thermal oxidizer, we retested critical emissions points in November 2004 to determine our ability to operate at peak efficiencies without violating emissions standards.  We are pleased with the results of these retests and final permitting is expected soon.  Our capacity to operate at lower temperatures while maintaining compliance is expected to increase efficiency and may reduce our costs of operations.  We are required by federal regulations to conduct a Relative Accuracy Test Audit (RATA) once per 12-month period.  We passed the RATA test in February 2004.

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

Employees

As of September 30, 2004, we had a total of 31 full-time employees.  We have 25 full-time employees in ethanol production operations and 6 full-time employees in general management and administration.  We do not expect to hire a significant number of additional employees during the next 12 months.

ITEM 2.                                                     DESCRIPTION OF PROPERTY.

We own the general partnership interest in the limited partnership that owns the ethanol plant.  The ethanol plant is located on an approximately 80-acre rural site that is located approximately two miles east of the City of Marcus, Iowa and approximately one mile north of Iowa State Highway 3.  The plant’s address is 4808 F Avenue, Marcus, Iowa 51035.  The plant grinds approximately 15 million bushels of corn per year to produce approximately 40 million gallons of ethanol.  Construction of the plant was completed in 2003.  The ethanol plant consists of the following buildings:

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

In addition, the plant includes a fermenter walkway, gas dryer, evaporator and storage facilities for ethanol and distiller grains.  The site also contains improvements such as rail tracks and a rail spur, landscaping, drainage systems and paved access roads.

On July 25, 2002, we executed a mortgage in favor of First National Bank of Omaha, N.A. of Omaha, Nebraska, creating a first lien on our real estate and ethanol plant and a security interest in all personal property located on our property.  The mortgage and security interest secure the construction loan, which was converted on June 23, 2003, into three term notes in the aggregate amount of $31,465,000.  Subsequent to the end of our fiscal year, we secured additional debt financing of up to $5,400,000 to fund a plant expansion.  Upon completion of the expansion, this loan will be added to the principal balance of one of our term notes and the debt will be secured by our real estate, ethanol plant and a security interest in all personal property located on our property.

ITEM 3.                                                     LEGAL PROCEEDINGS.

None.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.                                                     MARKET FOR MEMBERSHIP UNITS AND RELATED MEMBER MATTERS.

Recent Sales of Unregistered Securities

In 2002, we sold exclusively to residents of the State of Iowa, a total of 10,002 Class A membership units, which were exempt from federal registration but were registered and offered in the State of Iowa.  We sold these membership units without the use of an underwriter.  We sold 7,812 Class A membership units at a price of $1,000 per unit and we sold 2,190 Class A membership units for a price of $1,100 per unit.  From our 2002 Class A membership unit sales we received total aggregate proceeds of approximately $10,226,000.

We claimed exemption from federal registration with respect to our Class A membership unit sales due to the application of Section 3(a)(11) of the Securities Act of 1933 (regarding intra-state offerings).  The recipients of securities in each such transaction represented their domicile as the State of Iowa, their intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were affixed to unit certificates and instruments issued in such transactions.  All recipients had adequate access through their relationships with us, to information about us.  We have no Class B membership units outstanding.  On April 30, 2003, we registered our units with the U.S. Securities and Exchange Commission on Form 10-SB Registration Statement pursuant to Section 12(g) of the Securities Exchange Act of 1934.

Market Information

There is no public trading market for our units.  We have created a private qualified online matching service in order to facilitate trading among our members.  Our online matching service consists of an electronic bulletin board that provides information to prospective sellers and buyers of our units.  We do not receive any compensation for creating or maintaining the matching service.  We do not become involved in any purchase or sale negotiations arising from our qualified matching service.  In advertising our qualified matching service, we do not characterize the Company as being a broker or dealer or an exchange.  We do not give advice regarding the merits or shortcomings of any particular transaction.  We do not receive, transfer or hold funds or securities as an incident of operating the online matching service.  We do not use the bulletin board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements.  We have no role in effecting the transactions beyond approval, as required under our operating agreement and the issuance of new certificates.  So long as we remain a Section 12 registrant and a publicly reporting company, information about the Company will be publicly available through the SEC’s filing system.  However, if at any time we cease to be a Section 12 registrant or publicly reporting company, we will continue to make information about the Company publicly available on our website.

Holders

As of September 30, 2004, the Company had 10,941 Class A Units issued and outstanding and a total of 684 Class A unit holders.

Distributions

On January 20, 2004, our Board of Directors, as general partner of the limited partnership, approved a total cash distribution of $1,050,000 from the limited partnership to all limited partners of record as of January 20, 2004.  At January 20, 2004, we owned 58.5% of the limited partnership units in the limited partnership.  Accordingly, the Company received a cash distribution of $614,724.  The distribution was made in February 2004.  Of the $614,724, we distributed approximately $561,000 to our unit holders and used the remaining amount to reduce accounts payable for professional fees incurred on behalf of the Company by the limited partnership.

On August 17, 2004, our Board of Directors, acting as general partner of the limited partnership, approved a total cash distribution of $1,200,000 to all limited partners of record as of August 17, 2004.  Due to our redemption of limited partnership units, our ownership interest in the limited partnership increased from 58.5% to 60.15%.  As a holder of 60.15% of the limited partnership units on August 17, 2004, we received a cash distribution of $721,847 from the limited partnership.  On the same day, we approved a cash distribution of $52.57 per membership unit or a total of $575,210 to the Company’s unit holders of record as of August 17, 2004.

Distributions to our unit holders are subject to certain loan covenants and restrictions that require us to make additional loan payments based on excess cash flow.  These loan covenants and restrictions are described in greater detail under “MANAGEMENT’S DISCUSSION AND ANALYSIS – Liquidity and Capital Resources.”  Revenues generated from plant operations are distributed by the limited partnership to us in proportion to our equity ownership in the limited partnership.  We distribute the revenues received from the limited partnership to our unit holders in proportion to the number of units held by each unit holder.  A unit holder’s distribution is determined by dividing the number of units owned by such unit holder by the total number of units outstanding.  Our Class A directors have complete discretion over the timing and amount of distributions to our unit holders, however, our operating agreement requires the Class A directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion.  Our expectations with respect to our ability to make future distributions are discussed in greater detail in “MANAGEMENT’S DISCUSSION AND ANALYSIS.”

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

Overview

As general partner of the limited partnership, “LSCP, LLLP”, we manage the business and day-to-day operations of the 40 MGY ethanol plant in northwest Iowa.  Little Sioux Corn Processors, L.L.C. (the “LLC”) and its subsidiary, LSCP, LLLP, are collectively referred to in this report as the “Company,” “we,” or “us.”

Since April 2003, we have been engaged in the production of ethanol and distillers grains at our ethanol plant near Marcus, Iowa.  Since commencement of plant operations, the plant’s production capacity has consistently exceeded the 40 MGY production guarantee provided by the general contractor as measured on a pro rata basis.  Our revenues are derived from the sale and distribution of our ethanol and distillers grains throughout the continental United States.

Our board of directors has determined that it is in the best interests of the Company to expand the plant’s ethanol production capacity from 40 MGY to 52 MGY.  The cost of the expansion is expected to be approximately $5,400,000, which will be debt-financed through an amendment to our current senior credit facility.  We expect the expansion to increase operating income by approximately $3,200,000 as a result of increasing revenue and operating efficiency.  There is no assurance that the expansion will reduce our operating costs or increase our operating income.  Our expansion projections are based upon our historical operating costs and historical revenues and there is no guarantee or assurance that our past financial performance can accurately predict future results especially in connection with expansion.  In addition, the expansion may cost more and may present additional challenges and risks that negatively impact our future financial performance.  We have begun construction of the expansion and anticipate completion by May 2005.  The expansion may be delayed for a number of reasons and there is no assurance that the expansion will not be delayed beyond the anticipated completion date.

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

Plan of Operations for the Next 12 Months

Financial Summary and Analysis of Fiscal Year Ended September 30 ,2004

Net income before minority interest, which is the limited partnership’s income, totaled $13,517,512 for fiscal year 2004, up from $6,991,879 reported for the nine month fiscal year ended September 30, 2003.  The increase primarily results from fiscal 2003 containing only 6 months of operations since the plant began operations in April 2003 and the fiscal year ended on September 30, 2003.  Offsetting our short fiscal year was our receipt of program payments under the USDA Commodity Credit Corporation Bioenergy Program.  Since the Bioenergy Program payments are based on increases in production, the income obtained from this program in fiscal 2004 was reduced as compared to the new production generated in fiscal 2003.

Revenues from operations in fiscal 2004 totaled $85,540,934, up from $31,814,299 in fiscal 2003.  Net gallons of denatured ethanol sold totaled 48,883,842 in fiscal 2004 compared to 20,673,634 gallons in fiscal 2003.  Increased revenues in fiscal 2004 resulted from an increase in the total number of gallons of ethanol sold and higher ethanol prices.  While we anticipate continued strong demand for ethanol, we are uncertain as to the sustainability of current ethanol prices given the increasing ethanol supply as new plants begin production and existing plants continue to expand.

Other income and expense consisted of a gain of $5,360,140 in fiscal 2004 compared to income of $5,300,526 reported in fiscal 2003.  Payments under the USDA Commodity Credit Corporation Bioenergy Program make up a majority of this category.  Fiscal 2004 payments totaled $6,645,512 compared to $5,535,733 in fiscal 2003.  Since the Bioenergy Program is based on increases in production, fiscal 2004 program payments were calculated based upon these increases.  The planned plant expansion is expected to earn additional program payments since the program is based upon incremental increases of production relative to previous years.

Our cost of goods sold for fiscal 2004 totaled $71,244,909, up from $27,462,227 in fiscal 2003.  In addition to the short fiscal year in 2003, the average per bushel cost of corn increased from $2.24 in fiscal 2003 to $2.56 in fiscal 2004.  Cost of good sold includes losses of $3,851,340 in fiscal 2004 related to our corn and natural gas derivative instruments, up from $648,714 in fiscal 2003.  We recognize the gains or losses that result from the changes in the value of our derivative instruments in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  In early calendar year 2004, the corn market indicated decreased production based upon drought conditions existing in the western corn-belt.  Projected demand for the 2004 corn crop was estimated at about 10.5 billion bushels.  Forecasted domestic and foreign demand for corn was nearing the projected supply, which caused corn prices to rise.  As the growing season progressed, the crop became more secure and market prices declined.  As the market declined, the value of our derivative instruments fell, which was reflected in our cost of goods sold.  As of September 30, 2004, we recorded a loss of approximately $3,800,000 on our derivative instruments.  This loss was partially offset by the cash price paid for corn.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating expenses for fiscal 2004 totaled $6,138,653, up from $2,660,909 reported in fiscal 2003, due to the short operating year in 2003.

Financial Summary and Analysis of Fourth Fiscal Quarter 2004

For the fourth fiscal quarter, net income before minority interest, which is the limited partnership’s income, totaled $1,593,466, up from a loss of $3,900,172 reported in the third quarter of fiscal year 2004.  This increase primarily resulted from a significant decrease in our cost of goods sold, resulting from a reduction in the losses on the value of our derivative instruments.  In the fourth quarter of 2004 we recorded a loss on the value of our derivatives of $2,527,032 compared to a loss of $6,135,977 in the third quarter of fiscal 2004.  This $3,608,945 improvement resulted from a more stable corn market in the fourth quarter, compared to the third quarter of 2004.  In addition, a fourth quarter decrease of 11 cents per bushel in the average cost of corn and a fourth quarter increase of 7 cents per gallon of ethanol contributed to a reduction in losses for the fourth quarter.

Revenues from operations in the fourth quarter of fiscal 2004 totaled $24,573,643, up from $21,497,087 in the third quarter of fiscal 2004.  Net gallons of denatured ethanol sold totaled 13,024,202 in the fourth quarter of fiscal 2004 compared to 11,667,032 gallons in the third quarter of fiscal 2004.  Increased revenues in the fourth quarter resulted from higher ethanol prices.  While we anticipate continued strong demand for ethanol, we are uncertain as to the sustainability of current ethanol prices given the increasing ethanol supply as new plants begin production and existing plants continue to expand.

Other income and expense consisted of a loss of $104,001 in the fourth quarter of fiscal 2004, compared to a loss of $677,032 reported in the third quarter of fiscal 2004.  In the third quarter, the Bioenergy program income accrual was reduced because actual income was less than expected.

Our cost of goods sold for the fourth quarter of fiscal 2004 totaled $21,293,304, down from $23,237,225 in the third quarter of fiscal 2004.  We recognize the gains or losses that result from the changes in the value of our derivative instruments in cost of goods sold as the changes occur.  In the third quarter, we recorded a loss of $6,135,977 in cost of goods sold related to our derivative instruments.  The fourth quarter’s loss from derivatives was $2,527,032.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating expenses for the fourth quarter of fiscal 2004 totaled $1,560,875, which is similar to the $1,483,002 we reported in the third quarter of fiscal 2004.

Plant Expansion

We plan to continue to operate the ethanol plant for the next 12 months.  Currently, the plant is operating in excess of design capacity, and is producing more than 40 million gallons per year as measured on a pro rata basis.  Certain inefficiencies result from operating the plant at levels in excess of the 40 million gallon per year guarantee.  These inefficiencies increase our per gallon cost of production.  In order to produce more ethanol, the production process must be shortened.  The effect of a shortened process is that ethanol content per unit is lost.  However, even with the increased cost per gallon of production, the additional income that we earn on the sale of additional gallons of ethanol currently covers the additional costs.

One way that we may be able to operate the plant at a more efficient rate is to expand the plant.  Our board of directors formed a committee on December 16, 2003 to research the feasibility and economic benefits of an expansion.  The committee also evaluated available financing alternatives to fund an expansion.  Based upon the results of the feasibility study and the proposed terms of available debt financing to fund plant expansion, on August 18, 2004, the board of directors passed a resolution approving expansion of the plant from 40 MGY to 52 MGY.  We selected 52 MGY as our first targeted rate for increased expansion because our feasibility study demonstrated that an expansion to 52 MGY would maximize our existing distillation and evaporation system without requiring more costly modifications.

On December 6, 2004, we entered into an agreement with ICM, Inc., to expand our existing ethanol plant.  The performance criteria in the agreement guarantee that the expansion will increase our plant’s annual ethanol production capacity from 40 MGY to 52 MGY.  The agreement anticipates that the expansion will be completed by May 2005.  We have agreed to pay ICM, Inc. $4,600,000 for the design and construction of this expansion.  The expansion includes an additional fermenter, slurry tank, additional water treatment equipment, liquefaction tank, molecular sieves and additions to the process building, which will accommodate the additional fermenter and shop area.  We expect a 4-day plant shutdown will be necessary to calibrate the plant to accommodate the new equipment and facilities.  ICM, Inc. has agreed to provide a one year warranty period for correction of defective construction.  The amount of damages that we can recover against ICM, Inc. for any breach of its obligations under the agreement, including, without limitation, damages related to ICM Inc.’s correction of defective construction is limited to $1,000,000.

In order to finance plant expansion, on December 2, 2004, we entered into a Sixth Amendment to our Construction Loan Agreement with First National Bank of Omaha.  Under this amendment, First National Bank of Omaha has agreed to loan us up to $5,400,000 to finance the construction of the expansion of our existing ethanol plant.  During the construction period, we have agreed to pay interest only on a quarterly basis on the outstanding principal amount at a rate equal to the one month LIBOR rate plus 330 basis points.  Upon completion of the construction, the outstanding balance of this new expansion loan will be added to the principal balance of our Term Note #3 with First National Bank of Omaha relating to the original construction of our ethanol plant.  The maturity date of Term Note #3 is currently June 1, 2008.

In connection with this new loan, we paid First National Bank of Omaha an origination fee of $40,500.  Our new loan is subject to all of the terms and conditions of our existing Construction Loan Agreement with First National Bank of Omaha, including the specific provisions regarding events of default and the granting of liens to secure our performance.  In the event of default, First National Bank of Omaha may accelerate the due date of the new loan and declare all obligations immediately due and payable.  All loan proceeds will be disbursed pursuant to a Construction Disbursement Agreement between us, First National Bank of Omaha, ICM, AgStar Financial Services ACA (the disbursing agent) and Old Republic National Title Insurance Company (the title company).

We expect to have sufficient cash from cash flow generated by continuing operations, additional debt financing secured to fund plant expansion, current lines of credit through our revolving promissory note, and cash reserves to cover the costs of expansion as well as our usual operating costs over the next 12 months, which consist primarily of corn supply, natural gas supply, staffing, office, audit, legal, compliance, and working capital costs.

The following is our estimate of our costs for the next 12 months for the plant as it currently operates (40 MGY production capacity):

Corn Costs	$43,008,000
General and Administrative Costs	$6,803,000
Natural Gas Costs	$7,289,000
Chemical Costs	$4,803,000
Other Production Costs	$3,900,000

Total Operating Costs:	$67,217,000

After completion of the expansion, our total operating costs will increase because of the increase in our production capacity.  We expect to offset the increase in operating costs by increased ethanol revenues, however, a variety of market factors can affect both operating costs and revenues.  These factors include:

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

•                  Changes in the availability and price of natural gas and the market for distillers grains; and

•                  Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives).

Corn Supplies and Market Trends

Iowa’s calendar year 2003 final corn for grain production was estimated in January 2004 at 1.88 billion bushels.  The final 2003 national production of corn was estimated at 10.1 billion bushels.  Although the 2003 corn crop was estimated at record levels, demand for corn in both the foreign and domestic sectors reduced the overall estimates of adequate corn supply.  These estimates of reduced supply caused the market price to increase in the fourth quarter of calendar year 2003 and the first six months of 2004.  The 2004 corn crop was initially vulnerable to adverse weather conditions.  As the season progressed, weather conditions throughout the Midwest production region stabilized and became favorable.  Extremely cool temperatures in August caused concerns regarding the yield potential of the 2004 crop.  These concerns quickly disappeared when favorable weather conditions returned in September, allowing the corn crop to mature.  In addition, cool conditions in August 2004 allowed the corn crop to escape with minimal stress related to reduced available moisture and temperatures.  As the 2004 harvest approached, it became apparent the corn crop would exceed most expectations.  Currently the 2004 corn crop is estimated at 11.75 billion bushels nationally.  Iowa’s corn crop is estimated at 2.55 billion bushels.  The corn crop exceeded previous records on a national and statewide basis by a substantial margin.

As we near the spring corn planting season, we expect the grain market to begin focusing on prospects for the 2005 crop.  Risk factors such as rainfall, planting dates, and temperatures will likely cause market uncertainty and create price volatility as the growing season begins.

Natural Gas Supplies and Market Trends

Natural gas is also an important input to our manufacturing process.  We estimate that our natural gas usage is approximately 110,000 million British thermal units (“MMBTU”) per month.  We use natural gas to dry our distillers grains products to moisture contents at which they can be stored for long periods and transported greater distances, so that we can market them to broader livestock markets, including poultry and swine markets in the continental United States.  Natural gas has recently been available only at prices exceeding historical averages.  These prices are increasing our costs of production.  We expect natural gas prices to remain high or increase at least through the 2004-2005 winter months.

Risks Related to Price Protection for Corn and Natural Gas

We have policies governing the hedging instruments we may use to offset the price of corn or natural gas.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they do not qualify for hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold.  For example, it is likely and we would generally expect that a positive 10% increase in the cash price of corn would produce a positive increase of 10% or $21,232 in the fair value of our derivative instruments and vice versa based on our positions at September 30, 2004.  The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  As of September 30, 2004, the fair value of our derivative instruments for corn and natural gas is reflected as a liability in the amount of $212,319.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

To manage our corn price risk, our hedging strategy is designed to establish a price ceiling and floor for our corn purchases.  We have taken a net long position on our exchange traded futures contracts, which allows us to offset increases or decreases in the market price of corn.  The upper limit of loss on our futures contracts is the difference between the contract price and the cash market price of corn at the time of the execution of the contract.  The upper limit of loss on our exchange traded and over-the-counter option contracts is limited to the amount of the premium we paid for the option.

As of September 30, 2004, we have forward contracts, futures and option contract price protection in place for approximately 100% of our expected corn usage through September 2005.  As we move forward, additional protection may be necessary.  These positions are brought to market on a daily basis.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  As we move forward into spring, additional price protection may be required to solidify our margins into fiscal year 2006.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects but are expected to produce long-term positive growth for the Company.

To manage our natural gas price risk, we entered into a natural gas delivery agreement with our supplier to supply us with natural gas, fixing the price at which we purchase natural gas. However, in order to reduce our price-risk exposure and benefit from any decreases in the price of natural gas, we have taken a net short position on derivative instruments including forward contracts and over-the-counter and New York Mercantile Exchange option contracts .  The upper limit of loss on this position is the premium price we paid for the option.

We estimate that we have forward contracts in place for approximately 100% of our natural gas needs through March 2005.  The forward contracts provide for approximately 20% higher gas prices for the 2004-2005 winter months than for the 2003-2004 winter months.  In addition to procuring natural gas requirements for winter 2004-2005, we have purchased approximately 90% of our summer and fall 2005 natural gas requirements.  We may also purchase natural gas requirements for the 2006 and 2007 calendar years as we attempt to further reduce our susceptibility to price increases.

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

Purchases of Equipment, Design Improvements, Environmental Testing Results and Other Operational Issues

During fiscal year 2004, we installed a regenerative thermal oxidizer, water treatment equipment, a corn screener, an additional centrifuge, centrifuge components, hard surface on the plant roads, and an additional heat exchanger.  We believe that installing this equipment has allowed the plant to continue producing in excess of 40 million gallons of ethanol per year while continuing to satisfy certain emission standards and maintain efficiencies.  We may implement additional design improvements as they are developed.  The plant may be shut down from time to time over the next 12 months to incorporate any design improvements.

We are subject to ongoing environmental regulations and testing.  The plant passed emissions testing in December 2003 and we received renewed operating permits in April 2004.  The operating permits allow us to operate in excess of 40 million gallons per year.  Subsequent to installation of the regenerative thermal oxidizer, we retested critical emissions points in November 2004 to further enhance our ability to operate at peak efficiencies.  We are pleased with the results of these tests, and final permitting is expected soon.  Our capacity to operate at lower temperatures while maintaining compliance is expected to increase efficiency and may reduce costs of operations.  We are required by federal regulations to conduct a Relative Accuracy Test Audit (RATA) once per 12-month period.  We passed the RATA testing in February 2004.  By installing hard surfacing on the plant road, we expect to reduce our dust emissions, which should aid our continued compliance with environmental standards.

We now employ 31 full-time employees to operate the ethanol facility, of which 6 are in general management and administration.  At the current plant size, we do not expect to hire a significant number of employees in the next 12 months.  However, significant expansion of the plant may require us to hire several new employees.

Impact of Federal Legislation on Ethanol Industry

We currently benefit from federal ethanol supports and federal tax incentives.  Changes to these supports or incentives could significantly impact demand for our ethanol.  If a Renewable Fuels Standard bill or similar legislation is adopted, we may experience a short-term decline in demand for ethanol because national ethanol production may exceed the production volumes required in early years.  However, we would expect the legislation to provide a substantial long-term market for our ethanol as required volumes increase over time.  The current Renewable Fuels Standard bill will expire in 2004 but we expect similar legislation to be introduced next year.

Ethanol production continues to grow as additional plants become operational.  Demand for ethanol has been supported by higher oil prices and its refined components.  Clean air standards mandated by federal agencies have required highly populated areas to blend ethanol into their gasoline supplies as an oxygenate.  The intent of the air standards is to reduce harmful emissions into the atmosphere.  These mandates have been challenged in several metropolitan areas, and are currently being reviewed by the courts.  In the future, the combination of additional supply, successful challenges to the clean air standards and stagnant or reduced demand may adversely affect our profit margin and our ability to maintain positive cash flows.

Federal tax law provides for an exemption from the federal gas tax for 10% ethanol blended gasoline.  This exemption is the equivalent of providing a per gallon “equalization” payment that allows blenders to pay more for ethanol than the wholesale price of gasoline and still retain profit margins equal to those received on non-ethanol blended gasoline.  The exemption is currently 5.2 cents per gallon and was scheduled to drop to 5.1 cents per gallon in 2005.  However, in October 2004, the Volumetric Ethanol Excise Tax Credit (“VEETC”) bill was signed into law.  The VEETC replaces the 5.2 cents per gallon federal gas tax exemption for ethanol-blended gasoline with a new volumetric ethanol excise tax credit equal to 5.1 cents per gallon.  Based on volume, the VEETC is expected to allow much greater refinery flexibility in blending ethanol.  The VEETC is effective as of January 1, 2005.

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

Derivative Instruments

We enter into derivative instruments to hedge the variability of expected future cash flows related to forecasted corn and natural gas purchases, forward purchase contracts, and interest rates.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative instruments are recognized on our September 30, 2004 and September 30, 2003 balance sheet at their fair market value.  Currently, none of our derivative instruments are classified as cash-flow hedges for accounting purposes.  On the date the derivative instrument is entered into, we will designate the derivative as either a hedge of the variability of cash flows of a forecasted transaction or will not designate the derivative as a hedge.  Changes in the fair value of a derivative that is designated as, and meets all of the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the hedged items affect earnings.  Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings.  Although certain derivative instruments may not be designated as, and accounted for, as a cash flow hedge, they are effective economic hedges of specified risks.

At September 30, 2004, we had recorded a liability for our derivative instruments related to corn and natural gas option and future positions of $212,319.  We have recorded in cost of goods sold $3,851,340 related to its loss on derivative instruments for the fiscal year ended September 30, 2004.

During the nine month fiscal year ended September 30, 2003, we dedesignated as cash flow hedges our option contract positions, although they continue to be effective economic hedges of specified risks.  At September 30, 2003, we had recorded an asset for derivative instruments related to corn and natural gas long call option positions with a fair value of $316,726 for forecasted future purchases.  At September 30, 2003, accumulated other comprehensive income included $371,440 in realized losses on exited option contracts, which were reclassified into earnings as the underlying hedged items affected earnings.  The loss of $648,714 in the nine month fiscal year ended September 30, 2003, includes the reclassification from accumulated other comprehensive income of $456,788 recorded at December 31, 2002 and the related gain in fiscal 2003 of $77,724 on these positions.  In addition, as a result of the dedesignation of our derivative instruments, we recognized a gain in the nine month fiscal year ended September 30, 2003, on these remaining positions of $104,222 and a loss of $373,872 on positions not designated as cash flow hedges, but acting as economic hedges in the third quarter.

At September 30, 2004 and September 30, 2003, we had an interest rate cap, as described in note 6 in the notes to our financial statements, with a fair value of $30,740 and $81,224, respectively recorded as an asset with derivative instruments.  The interest rate cap was not designated as a cash flow hedge.  We charged interest expense with the $50,484 loss in the fair value of the interest rate cap for the fiscal year ended September 30, 2004.  We offset interest expense with the gain of $81,224 on the interest rate cap for the nine month fiscal year ending September 30, 2003.

Liquidity and Capital Resources

As of September 30, 2004, we had the following consolidated assets: cash of $3,907,380, current assets of $11,946,926 and total assets of $59,828,204.  As of September 30, 2004, we had consolidated current liabilities of $4,966,448 and consolidated long term liabilities of $19,572,989.

The LLC members’ contributions, net of costs related to capital contributions for the LLC, is $10,842,237.  The LLC’s members’ equity is $21,081,764 including retained earnings of $10,239,527.  The minority interest in the limited partnership held by the limited partners is $14,207,003.

For the fiscal year ending September 30, 2004, cash provided by operating activities was $17,479,109.  Cash provided by operating activities was used for $2,230,069 of capital expenditures, $1,136,332 was distributed to LLC members, $913,430 was distributed to the minority interest held by our limited partners, $750,000 was used to redeem limited partnership units (minority interest) and a net $9,078,381 was used to pay down our debt.

Short-Term Debt Sources

We have a revolving promissory note of up to $3,500,000 with First National Bank of Omaha through July 2005.  The interest payable on the revolving promissory note is due monthly at the one month LIBOR plus 2.80%, which totaled 4.45% at September 30, 2004.  The revolving promissory note is our operating line of credit.  We pay a commitment fee of 0.125% on the unused portion of the line.  The outstanding balance as of September 30, 2004, was $38,829.  The maximum available credit under this note is based on receivable and inventory balances.  Our current receivable and inventory balances are not sufficient to allow us to use the maximum amount of the operating line of credit.  As of September 30, 2004, the maximum amount available from the operating line of credit was approximately $2,400,000.  As the balances in these accounts fluctuate, the amount of available credit on this note may be reduced or increased subject to the maximum of $3,500,000.  The operating line of credit is subject to protective covenants requiring us to maintain various financial ratios.  The operating line of credit is secured by all business assets.

Long-Term Debt Sources

We have long-term debt financing consisting of three term notes held by First National Bank of Omaha and referred to as Term Notes #2, #3 and #4.  At September 30, 2004, the principal balance on Term Note #2 is $14,099,113.  Term Note #2 is payable in quarterly installments, which began on September 1, 2003.  Interest on Term Note #2 is at the three month LIBOR plus 2.80%, which totaled 4.59% as of September 30, 2004.  Term Note #2 is payable in full on June 1, 2008.  In order to achieve a fixed interest rate on Term Note #2, we entered into an interest rate swap which helps protect our exposure to increases in interest rates and the swap effectively fixes the interest rate on Term Note #2 at 5.79% until June 1, 2008.

At September 30, 2004, the principal balance on Term Note #3 is $3,177,819.  Term Note #3 is payable in quarterly installments which began on September 1, 2003.  Interest on Term Note #3 is at the three month LIBOR plus 2.80%, which totaled 4.59% as of September 30, 2004.  Term Note #3 is payable in full on June 1, 2008.  In order to protect our interest rate exposure on Term Note #3, we entered into an interest rate cap agreement based on a principal amount of $10,000,000.  The financing agreement caps our interest rate at 6.80% for Term Note #3 until June 1, 2006.  As part of the financing agreement, we have agreed to an annual servicing fee of $50,000 for five years.

At September 30, 2004, the principal balance on Term Note #4 is $4,564,175.  Term Note #4 is payable in quarterly installments which began on September 1, 2003.  Interest on Term Note #4 is at the one month LIBOR plus 2.80%, which totaled 4.45% as of September 30, 2004.  Term Note #4 is payable in full on June 1, 2008.  Term Note #4 allows borrowings up to the original principal of $5,000,000 to the extent of principal payments made until maturity and requires a commitment fee of 0.375% on any unused portion.  At September 30, 2004, the aggregate indebtedness represented by Term Notes #2, #3 and #4 was $21,841,107.

The notes payable to First National Bank at Omaha require additional loan payments based on excess cash flow generated by payments received from the USDA’s Commodity Credit Corporation, as discussed below.  Based on the USDA Commodity Credit Corporation Bioenergy Program payments we have received in fiscal 2004 operations, the annual payment would be required after our fiscal year end.  For the fiscal year ended September 30, 2004, we made excess payments totaling $5,560,000.

We expect our interest rate swap and cap agreement to adequately protect us in the event of changes in interest rates.  However, we may not be fully protected in the event of large movements in interest rates.

At September 30, 2004, we have capital lease obligations in the amount of $265,097, due in monthly installments initially totaling $6,768, and including implicit interest between 7.4% and 17.4% through March 1, 2008.  The capital lease obligations are secured by leased equipment.

We have a note in the amount of $180,555 payable to the Iowa Energy Center due in monthly installments of $3,472 without interest, maturing on January 29, 2009.  The note is secured by real estate and subordinated to the Term Notes.  We have a note with Farmers State Bank of Marcus, Iowa in the amount of $189,406 payable in monthly payments of $5,921, including interest at 6%, maturing on January 29, 2009.  The note is secured by real estate and subordinated to the Term Notes.  We have a note totaling $206,500 payable to the Iowa Department of Economic Development due in 60 monthly installments of $1,667 without interest.  The note matures on July 1, 2009.  The note is secured by all equipment.

Subsequent to fiscal year-end on September 30, 2004, we executed an amendment to our senior credit facility for additional debt financing to fund expansion of the plant.  This debt financing is in the form of a construction note in the principal balance of $5,400,000.  During the construction period, we have agreed to pay interest only on a quarterly basis on the outstanding principal amount at a rate equal to the one month LIBOR rate plus 330 basis points.  Upon completion of the construction, the outstanding balance of this new expansion loan will be added to the principal balance of our Term Note #3.  The maturity date of Term Note #3 is currently June 1, 2008.

Notes Paid Off In Fiscal Year 2004

During the fiscal year ended September 30, 2004, we paid off a note payable to the Iowa Corn Promotion Board in the amount of $50,000.  Under the terms of the note, no interest was charged because we repaid the loan prior to June 30, 2004.  We also paid off our note payable to Fagen, Inc., in the amount of $1,250,000, along with accrued interest of approximately $98,000, in January 2004.

The original notes payable to the Iowa Department of Economic Development totaled $300,000 and included a $90,000 note subject to forgiveness if the Company met certain qualifications.  In March 2004, these qualifications were met, and the $90,000 loan was forgiven on March 9, 2004.  The Company recorded the debt forgiveness as a grant and reduced the cost of property and equipment.

Bioenergy Program Payments

We are continuing to receive payments under the USDA’s Commodity Credit Corporation Bioenergy Program.  If we increase our production capacity during the life of the grant program, we may become eligible to receive additional Bioenergy payments.

As of September 30, 2004, we have received approximately 76% of the eligible payments for the first three quarters of fiscal year 2004.  In the fourth quarter ended September 30, 2004, accrued income from the Bioenergy Program totaled $262,546.  This represents a 43.3% reduction from the maximum program payment for the fourth quarter.  The reduction in the amount of the payments received is due to a pro rata reduction in the payments.  As national ethanol production increases due to an increase in the number of operational facilities and expansion of current facilities, grant payments are spread among more recipients, which reduces our share of the payments.  During the fiscal year ended September 30, 2004, the Company recorded a gain of $6,645,512 in other income from the Commodity Credit Corporation Bioenergy Program.  The fourth quarter 2004 Bioenergy payment of $262,546 was received in December 2004.

The 2004 payments that we have received have significantly impacted our cash flow.  Accordingly, our current cash flow statement is not indicative of future performance.  We do not anticipate receiving unpaid amounts for past pro rata reductions.

Distribution to Unit Holders

In fiscal 2004, our board of directors, acting on behalf of the Company, as general partner of the limited partnership, approved distributions totaling $2,250,000 from the limited partnership to the partners.  These distributions were made in February and August 2004.  Because of our ownership interest in the limited partnership, our Company received total distributions of $1,336,570.  Of this amount, we distributed approximately $1,136,332 to our unit holders and used the remaining amount to reduce our accounts payable.

Covenants

The revolving promissory note and Term Notes #2, #3 and #4 are subject to numerous protective covenants requiring us to maintain various financial ratios.  Our failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving promissory note and terms notes and/or the imposition of fees, charges or penalties.  As of September 30, 2003, we were not in compliance with the net worth covenant.  First National Bank of Omaha waived this violation for one year and on July 20, 2004 we entered into the Fifth Amendment to Construction Loan Agreement.  Due to the waiver, the violation of the net worth covenant did not result in any fees, charges, penalties, acceleration of principal, or increase in interest rate for the described violation.  We are currently in compliance with the net worth covenant as set forth in the Fifth Amendment.  As of September 30, 2004, we were not in compliance with the debt service covenant resulting from additional payments.  First National Bank of Omaha has waived this violation through September 30, 2005.  For Term Notes #3 and #4, the premium above the LIBOR may be reduced based upon our achievement and maintenance of certain financial ratios.  The premium above LIBOR was reduced 100 basis points for the revolving promissory note and Term Notes #3 and #4 during the fourth quarter ended September 30, 2004.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements.

ITEM 7.                                                     FINANCIAL STATEMENTS.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Consolidated Financial Statements

September 30, 2004 and 2003

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

C O N T E N T S

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Consolidated Balance Sheet

Consolidated Statement of Operations

Consolidated Statement of Members’ Equity and Accumulated Other Comprehensive Income

Consolidated Statement of Cash Flows

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm on Supplementary Information

Consolidating Balance Sheet

Consolidating Statement of Operations

Consolidated Schedule of Grain Purchases

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Little Sioux Corn Processors, LLC and Subsidiary

Marcus, Iowa

We have audited the accompanying consolidated balance sheet of Little Sioux Corn Processors, LLC and Subsidiary as of September 30, 2004 and 2003, and the related consolidated statements of operations, changes in members’ equity and accumulated other comprehensive income, and cash flows for the fiscal year ended September 30, 2004 and the nine month fiscal year ended September 30, 2003.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Little Sioux Corn Processors, LLC and Subsidiary as of September 30, 2004 and 2003, and the results of their operations and their cash flows for the fiscal year ended September 30, 2004 and the nine month fiscal year ended September 30, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.

Certified Public Accountants

Minneapolis, Minnesota October 28, 2004, except for Note 11 for which the date is December 2, 2004

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Consolidated Balance Sheet

ASSETS	September 30 2004	September 30 2003

Current Assets
Cash	$3,907,380	$536,483
Restricted cash	2,730,481	12,902
Trade accounts receivable, less allowance for doubtful accounts of $20,000	2,335,023	1,753,362
Other receivables	400,553	3,362,970
Inventory	2,084,604	1,420,244
Derivative instruments		397,950
Prepaid expenses	488,885	564,429
Total current assets	11,946,926	8,048,340

Property and Equipment
Land and improvements	2,753,225	2,377,832
Buildings	15,061,750	15,147,828
Processing equipment	28,226,013	26,476,854
Grain handling equipment	5,172,406	5,084,206
Rail and other equipment	1,214,322	1,204,791
Furniture and fixtures	160,042	156,178
	52,587,758	50,447,689
Less accumulated depreciation	5,051,631	1,650,348
Net property and equipment	47,536,127	48,797,341

Other Assets
Deferred loan costs, net	345,151	463,191
Total other assets	345,151	463,191

Total Assets	$59,828,204	$57,308,872

Notes to Consolidated Financial Statements are an integral part of this Statement.

LIABILITIES AND MEMBERS’ EQUITY	September 30 2004	September 30 2003

Current Liabilities
Revolving promissory note	$38,829	$775,165
Current maturities of long-term debt	3,109,676	2,957,267
Accounts payable
Trade	1,337,513	509,241
Construction		250,000
Derivative instruments	181,579
Accrued liabilities	298,851	460,179
Total current liabilities	4,966,448	4,951,852

Long-Term Debt, net of current maturities	19,572,989	28,157,443

Commitments and Contingencies

Minority Interest	14,207,003	10,052,753

Members’ Equity
Member contributions 10,941 units outstanding at September 30, 2004 and 2003	10,842,237	10,842,237
Accumulated other comprehensive loss; net unrealized loss on derivative instruments	—	(217,441)
Retained earnings	10,239,527	3,522,028
Total members’ equity	21,081,764	14,146,824

Total Liabilities and Members’ Equity	$59,828,204	$57,308,872

Notes to Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Consolidated Statements of Operations

	Twelve Months Ended September 30 2004	Nine Months Ended September 30 2003

Revenues	$85,540,934	$31,814,299

Cost of Goods Sold	71,244,909	27,462,227

Gross Profit	14,296,025	4,352,072

Operating Expenses	6,138,653	2,660,909

Operating Income	8,157,372	1,691,163

Other Income (Expense)
Interest income	7,557
Interest expense	(1,439,020)	(847,223)
CCC Bio-Energy income	6,645,512	5,535,733
Grants and other income	146,091	612,206
Total other income, net	5,360,140	5,300,716

Net Income Before Minority Interest	13,517,512	6,991,879

Minority Interest in Sudsidiary Income	5,663,681	2,920,676

Net Income	$7,853,831	$4,071,203

Weighted Average Units Outstanding	10,941	10,941

Net Income Per Unit	$717.83	$372.11

Notes to Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Consolidated Statement of Changes in Members’ Equity and Accumulated Other Comprehensive Loss

	Member Contributions	Retained Earnings	Comprehensive Income (Loss)	Accumulated Other Comprehensive Loss

Balance - December 31, 2002	$10,842,237	$(549,175)		$(438,257)

Net Income		4,071,203	4,071,203

Other comprehensive loss:
Unrealized loss on derivative instruments			(46,629)
Less: reclassification adjustment for losses included in net income			267,445
			220,816	220,816

Comprehensive income			$4,292,019

Balance - September 30, 2003	10,842,237	3,522,028		(217,441)

Distributions		(1,136,332)

Net income		7,853,831	7,853,831

Other comprehensive loss:
Reclassification adjustement for losses included in net income			217,441	217,441

Comprehensive income			$8,071,272

Balance - September 30, 2004	$10,842,237	$10,239,527		$—

Notes to Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Twelve Months Ended September 30 2004	Nine Months Ended September 30 2003

Cash Flows from Operating Activities
Net income	$7,853,831	$4,071,203
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization	3,519,323	1,669,610
Minority interest in subsidiary’s income	5,663,681	2,920,676
Provision for losses on receivables	20,000
Loss on hedging activity	312,777	567,490
Change in assets and liabilities:
Restricted cash	(2,717,579)	255,293
Receivables	2,360,756	(5,107,878)
Inventory	(664,360)	(1,420,244)
Derivative instruments	638,192	(1,117,860)
Prepaid expenses	75,544	(546,942)
Accounts payable	578,272	496,972
Accrued liabilities	(161,328)	409,263
Net cash provided by operating activities	17,479,109	2,197,583

Cash Flows from Investing Activities
Capital expenditures	(2,230,069)	(293,274)
Net cash used in investing activities	(2,230,069)	(293,274)

Cash Flows from Financing Activities
Bank overdraft		(220,354)
Proceeds (payments) from short-term debt	(736,336)	775,165
Payments of long-term debt, net	(8,342,045)	(2,182,613)
Loan costs		(9,186)
Redemption of minority interest	(750,000)
Distribution to minority interest	(913,430)
Distribution to members	(1,136,332)
Net cash used in financing activities	(11,878,143)	(1,636,988)

Net increase in cash	3,370,897	267,321

Cash – Beginning of Period	536,483	269,162

Cash – End of Period	$3,907,380	$536,483

Notes to Consolidated Financial Statements are an integral part of this Statement.

	Twelve Months Ended September 30 2004	Nine Months Ended September 30 2003

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$1,527,937	$1,022,668

Supplemental Disclosure of Noncash Investing and Financing Activities
Reduction in property and equipment due to debt forgiveness	$90,000
Construction in progress included in accounts payable		$250,000
Capital lease obligations incurred		$4,337
Property and equipment financed with note payable		$6,490,568

Notes to Consolidated Financial Statements are an integral part of this Statement.

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Little Sioux Corn Processors, LLC (the “LLC”) and its 60.15% owned subsidiary, LSCP, LLLP (the “LSCP”), collectively, the “Company.” All significant intercompany balances and transactions are eliminated in consolidation.  At September 30, 2003, the LLC owned 58.55% of LSCP.

Minority Interest

Amounts recorded as minority interest on the balance sheet relate to the net investment by limited partners in lscp plus or minus any allocation of income or loss of lscp.  After giving effect to certain special allocations, income and losses of lscp will be allocated to the partners based upon their respective percentage of partnership units held.  The minority interest share of the comprehensive income for the fiscal year ending september 30, 2004 is $5,817,680.  The minority interest share of the comprehensive income for the nine month fiscal year ending september 30, 2003 is $3,077,001.

Minority interest has been reclassified on the accompanying balance sheet to reflect it as a separate line item rather than including it as part of equity.  This reclassification has no impact on net income or earnings per unit as previously reported.

Nature of Business

The Company was organized to pool investors, some of whom provide a corn supply, for a 40 million gallon ethanol plant, located near Marcus, Iowa, with distribution to upper Midwest states. In addition, the Company produces and sells distillers dried grains with solubles (DDGS) and modified wet distillers grains with solubles (MWDGS) as a co-products of ethanol production.

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

Accounting Estimates

Management uses estimates and assumptions in preparing these consolidated financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Commodity Credit Corporation Bio-Energy Program incentives include significant estimates.  Actual results could differ from those estimates.

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

Grants

The Company recognizes grant income as other income for reimbursement of expenses incurred upon complying with the conditions of the grant.  For reimbursements of capital expenditures, the grants are recognized as a reduction of the basis of the asset upon complying with the conditions of the grant. During fiscal 2004, the Company received a grant totaling approximately $7,400 for employee training.  In addition, a $90,000 note payable with the Iowa Department of Economic Development was forgiven in March 2004.  The Company reduced the cost of property and equipment by $90,000.  During fiscal 2003, the Company received two grants totaling approximately $605,000 for beginning working capital and employee training.  The Company recognized the grants in other income as all of the conditions for these grants have been met.

Commodity Credit Corporation Bioenergy Program

During fiscal 2004 and fiscal 2003, the Company enrolled in the Commodity Credit Corporation Bioenergy Program (CCC), a department of the United States Department of Agriculture.  This program enables the Company to receive payments based on increases in production of ethanol over the previous year of up to $7,500,000 per year.  New production is eligible and is considered increased production.  Payments under the program are subject to pro rata reduction if aggregate payments to all producers in any fiscal year exceed the maximum annual funding of the program.  During the fiscal year ended September 30, 2004, and for the nine month fiscal year ended September 30, 2003, the Company recorded $6,645,512 and $5,535,733 respectively as other income from the CCC.  At September 30, 2004 and September 30, 2003, the Company had $262,246 and $3,331,425 respectively, recorded in other receivables.  As required by provisions of the term notes described in Note 5, all payments collected from the CCC totaling $9,714,691 and $2,204,308 were remitted to the lending institution during the fiscal years ended September 30, 2004 and September 30, 2003, respectively.

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

Trade accounts receivable are recorded at their estimated net realizable value.  The Company follows a policy of providing an allowance for doubtful accounts.  The Company’s estimate of the allowance for doubtful accounts is based upon historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any.  Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off.

Inventory

Inventory consists of raw materials, work in process, and finished goods.  Corn is the primary raw material and, along with other raw materials, is stated at the lower of average cost or market.  Finished goods consist of ethanol produced and DDGS and MWDGS, and are stated at the lower of first-in, first-out, (FIFO method) cost or market.

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

During fiscal 2003, the Company capitalized interest of $356,071 during the construction period prior to commencing operations.

Deferred loan costs

Costs associated with the issuance of the construction loan discussed in Note 5 are recorded as deferred loan costs, net of accumulated amortization.  Loan costs are amortized to operations over the life of term note #2 using the effective interest method.  The construction loan was converted to term notes on June 23, 2003, at which point the Company began amortizing the related loan costs using the effective interest method.

Derivative Instruments

The Company enters into derivative instruments to hedge the variability of expected future cash flows related to forecasted corn and natural gas purchases, forward purchase contracts, and interest rates.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All derivative instruments are recognized on the September 30, 2004 and September 30, 2003 balance sheet at their fair market value.  On the date the derivative instrument is entered into, the Company will designate the derivative as either a hedge of the variability of cash flows of a forecasted transaction or will not designate the derivative as a hedge.  Changes in the fair value of a derivative that is designated as, and meets all of the required criteria, for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the hedged items affect earnings. Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings.  Although certain derivative instruments may not be designated as, and accounted for, as a cash flow hedge, they are effective economic hedges of specified risks.

At September 30, 2004, the Company had recorded a liability for derivative instruments related to corn and natural gas option and future positions of $212,319.  The Company has recorded in cost of goods sold $3,851,340 related to its loss on derivative instruments for the fiscal year ended September 30, 2004.

During the nine month fiscal year ended September 30, 2003, the Company dedesignated as cash flow hedges its option contract positions, although they continue to be effective economic hedges of specified risks.  At September 30, 2003, the Company had recorded an asset for derivative instruments related to corn and natural gas long call option positions with a fair value of $316,726 for forecasted future purchases.  At September 30, 2003, accumulated other comprehensive income included $371,440 in realized losses on exited option contracts, which were reclassified into earnings as the underlying hedged items affect earnings.  The loss of $648,714 in nine month fiscal year ended September 30, 2003 includes the reclassification from accumulated other comprehensive income of $456,788 recorded at December 31, 2002 and the related gain in fiscal 2003 of $77,724 on these positions.  In addition, as a result of the dedesignation of the Company’s derivative instruments, the Company recognized a gain in the nine month fiscal ended September 30, 2003 on these remaining positions of $104,222 and a loss of $373,872 on positions not designated as cash flow hedges, but acting as economic hedges in the third quarter.

At September 30, 2004 and September 30, 2003, the Company had an interest rate cap, as described in Note 5, with a fair value of $30,740 and $81,224, respectively, recorded as an asset with derivative instruments.  The interest rate cap was not designated as a cash flow hedge.  The Company charged interest expense with the $50,484 loss in the fair value of the interest rate cap for the fiscal year ended September 30, 2004.  The Company offset interest expense with the gain of $81,224 on the interest rate cap for the nine month fiscal year ending September 30, 2003.

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

It is not currently practicable to estimate fair value of the line of credit and notes payable to the lending institution. Because these agreements contain certain unique terms, conditions, covenants, and restrictions, as discussed in Note 4 and 5, there are no readily determinable similar instruments on which to base an estimate of fair value.

Recently Issued Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities.  The Company has reviewed its consolidation policy under this interpretation.  It was determined that continued consolidation under previously issued accounting standards is still applicable.

FASB has issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement No. 133.

FASB has issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

FASB has issued Statement No. 151, Inventory Costs.  The Statement amends and clarifies accounting for certain abnormal costs related to inventory.

Management does not expect the implementation of these pronouncements to have a significant effect on the Company’s consolidated financial statements.

Reclassifications

The presentation of certain amounts in the consolidated balance sheet and statement of cash flows for 2003 have been changed to conform to the classifications used in 2004.  These reclassifications had no effect on net income as previously reported.

2.  INVENTORY

Inventory consists of the following at September 30:

	2004	2003

Raw materials	$1,279,912	$595,054
Work in process	346,749	335,501
Finished goods	457,943	489,689

Total	$2,084,604	$1,420,244

During the fiscal year ended September 30, 2004, the Company wrote down inventory by approximately $348,000 as the cost exceeded the market value.

3.  DEFERRED LOAN COSTS

The Company has deferred loan costs of $487,060 with accumulated amortization of $141,909 at September 30, 2004. At September 30, 2003 the Company had deferred loan costs of $487,060 with accumulated amortization of $23,869.  The amortization expense related to the deferred loan costs for the fiscal year ended September 30, 2004 and the nine month fiscal year ended September 30, 2003 was $118,040 and $23,869, respectively.

4.  REVOLVING PROMISSORY NOTE

Under the terms of the financing agreement with the lending institution, the Company has a revolving promissory note of up to $3,500,000 maturing in July 2005.  The revolving promissory note charges interest on borrowings monthly at the one month London Interbank Offered Rate (LIBOR) plus 280 basis points which totaled 4.45% at September 30, 2004.  The premium above LIBOR has been reduced during fiscal 2004 from the one month LIBOR plus 380 basis points totaling 4.92% at September 30, 2003 based on a financial ratio as described in Note 5.  The Company pays a commitment fee of .125% on the unused portion of the revolving promissory note.  The outstanding balance at September 30, 2004 and 2003 was $38,829 and $775,165, respectively.  The revolving promissory note as well as the term notes described in Note 5 are subject to protective covenants under a common financing agreement requiring the Company to maintain various financial ratios, including debt service coverage and minimum net worth and working capital requirements, are secured by all business assets, and require additional loan payments based on excess cash flow.  In addition, the Company has a standby letter of credit for $272,400 related to rail car leases through February 2005 requiring a commitment fee of .0125%.

5.  LONG–TERM DEBT

Long-term debt consists of the following:

	September 30 2004	September 30 2003

Term note #2 payable to lending institution, see terms below.	$14,099,113	$15,409,002

Term note #3 payable to lending institution, see terms below.	3,177,819	10,374,165

Term note #4 payable to lending institution, see terms below.	4,564,175	2,795,692

Note payable to Iowa Energy Center, due in monthly payments of $3,472 without interest, maturing on January 29, 2009, secured by real estate, subordinated to term notes.	180,555	222,222

Note payable to bank due in monthly payments of $5,921 including interest at 6% maturing on January 29, 2009, secured by real estate, subordinated to term notes.	189,406	226,535

Note payable to Iowa Department of Economic Development, due in sixty monthly installments beginning August 1, 2004 of $1,167 without interest, payable in full on July 1, 2009, secured by all equipment.	206,500	210,000

Totals carried forward	$22,417,568	$29,237,616

	September 30 2004	September 30 2003

Totals brought forward	$22,417,568	$29,237,616

Note payable to Iowa Department of Economic Development, forgivable upon completion of the ethanol plant and the sale of 40 million gallons of ethanol, otherwise due with interest from July 1, 2006 through 2009, secured by all equipment. In March 2004, the note was forgiven.		90,000

Note payable to bank, principal and interest are due and payable on demand or March 4, 2004, interest is charged at 7.00%, secured by real estate, subordinate to the term notes, repaid in December 2003.		150,000

Note payable to Iowa Corn Promotion Board, principal and interest are due and payable on July 30, 2004, no interest rate is charged as long as the note is repaid by June 30, 2004. Thereafter, interest will retroactively accrue at the prime rate, secured by a general security agreement covering substantially all assets, subordinate to term notes, repaid in June 2004.		50,000

Note payable to limited partner and general contractor, principal and interest are due and payable on July 25, 2007, interest is charged at 7.00%, secured by real estate, subordinate to term notes, repaid in January 2004.		1,250,000

Capital lease obligations, due in monthly installments initially totaling $6,768 commencing April 1, 2003 including implicit interest between 7.4% and 17.4% through March 1, 2008, secured by leased equipment (see Note 6).	265,097	337,094

Totals carried forward	$22,682,665	$31,114,710

	September 30 2003	December 31 2002

Totals brought forward	$22,682,665	$31,114,710

Less amounts due within one year	3,109,676	2,957,267

Totals	$19,572,989	$28,157,443

The Company obtained debt financing from a lending institution in the form of a construction and term loan and a revolving promissory note.  The construction loan provided the lesser of 60% of the total cost of the project or $31,465,000 with a variable rate during the construction period of 1.0% plus the prime rate.  The construction loan was converted to three term notes on June 23, 2003, referred to by the lending institution as term notes #2, #3, and #4.  Term note #2 totaled $15,732,500 at conversion, has fixed principal payments due quarterly, which began September 1, 2003, and with interest at the three month LIBOR plus 280 basis points, which totaled 4.59% at September 30, 2004, payable in full on June 1, 2008.  As part of the financing agreement, the Company accepted a fixed rate option on term note #2 by entering into an interest rate swap which effectively fixes the interest rate on this term note at 5.79% until this term note is repaid on June 1, 2008.

Term note #3 bears interest at the three month LIBOR plus 280 basis points which totaled 4.59% at September 30, 2004.  Term note #4 bears interest at the one month LIBOR plus 280 basis points which totaled 4.45% at September 30, 2004.  Term notes #3 and #4 are payable in full on June 1, 2008.  The Company is required to make quarterly payments of $506,588 applied first to accrued interest on term note #4.  The remaining amount is applied to accrued interest on the term note #3 and then to principal until this note is repaid in full or until maturity.  After term note #3 is repaid, payments are applied first to accrued interest and then to principal on the term note #4 until paid in full or until maturity.  Term note #4 allows subsequent borrowings up to the original $5,000,000 to the extent of principal payments made until maturity and requires a commitment fee of .375% on any used portion.

As part of the financing agreement, the premium above the LIBOR on the term notes has been reduced based on a financial ratio.  The financing agreement requires an annual servicing fee of $50,000 for five years.  As described in Note 1, the Company entered into an interest rate cap agreement to reduce the risk of increases in interest rates.  The interest rate cap agreement is based on a notional amount of $10,000,000 and caps increases in interest rates at 6.8% on this amount until June 1, 2006.

In addition to the term notes, the subordinated notes payable to the bank and related party require additional cash flow anticipated to be received from the CCC to be split pro rata between the subordinated debtors as additional payments on the notes.

At September 30, 2004, LSCP was in violation of the debt service covenant.  The lender has waived compliance with this violation at September 30, 2004 and for the following year as it relates to this violation at September 30, 2004.  At September 30, 2003, LSCP was in violation of the net worth covenant.  The lender has waived compliance with this violation at September 30, 2003 and for the following year as it relates to this violation at September 30, 2003.

The estimated maturities of long-term debt at September 30, 2004, by fiscal year, are as follows:

2005	$3,109,676
2006	3,213,570
2007	3,354,071
2008	12,824,429
2009	180,919

Total long-term debt	$22,682,665

6.  LEASES

The Company leases equipment under operating and capital leases through 2008.  The Company is generally responsible for maintenance, taxes, and utilities for leased equipment.  Equipment under operating leases includes rail cars and various loading and moving vehicles.  Rent expense for operating leases was approximately $312,000 for the fiscal year ended September 30, 2004 and $172,000 for the nine month fiscal year ended September 30, 2003.  During fiscal 2004, the Company sublet rail cars on a month-to-month basis and recognized approximately $134,000 in other income.

Equipment under capital leases, including installation costs expended outside of the capital lease are as follows at September 30:

	2004	2003

Equipment	$460,275	$460,275
Accumulated amortization	47,371	15,844

Total	$412,904	$444,431

At September 30, 2004, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year:

	Operating Lease	Capital Leases

2005	$351,345	$82,939
2006	351,345	80,112
2007	351,345	79,893
2008	197,473	39,946
Total minimum lease commitments	$1,251,508	282,890
Less amount representing interest		17,793

Present value of minimum lease commitments; included in the preceding long-term debt		$265,097

7.  RELATED PARTY TRANSACTIONS

In addition to the related party transactions described previously, the Company also had the following related party transactions:

The minority investors in LSCP include Archer Daniels Midland, Inc. (ADM), formerly MCP Holdings Co., LLC, which owns 800 units of LSCP, Fagen, Inc (Fagen), the general contractor of the plant, which owns 350 units, and Indeck Energy Services, LLC, which owns 300 units.  In July 2004 LSCP repurchased 100 units held by David Vander Griend, the owner of ICM, the engineering firm for LSCP, for $750,000.  As a result, LSCP had 3,639 units outstanding at September 30, 2004, versus the 3,739 units that were outstanding at September 30, 2003.  The LLC owns 2,189 LSCP units.

For the fiscal year ending September 30, 2004, and for the nine month fiscal year ended September 30, 2003, revenues from the sale of ethanol to the marketing agent as described in Note 10 were approximately $73,309,000 or 86% and $26,518,000 or 83%, respectively, of total revenue.  ADM markets all of the ethanol sold by LSCP as described in Note 10 and receives a marketing fee.  The Company incurred marketing expenses of approximately $489,000 and $205,000 to ADM for the fiscal year ended September 30, 2004 and the nine month fiscal year ended September 30, 2003, respectively.  At September 30, 2004 and 2003, amounts due from ADM approximated 90% and 83% of trade accounts receivable, respectively.

At September 30, 2003 the Company had construction costs payable to the general contractor of $250,000 which was repaid during fiscal 2004.  Total fees to the engineer and general contractor related to the construction of the plant were approximately $9,795,000 during the nine month fiscal year ended September 30, 2003.  During the fiscal year ended September 30, 2004, the note payable to Fagen, totaling $1,250,000, was repaid along with accrued interest of approximately $98,000.  At September 30, 2003 the Company had accrued interest related to the note payable to Fagen as described in Note 5 of approximately $82,000.

During fiscal 2004, LSCP purchased approximately $8,781,000 in corn from members of the LLC.   During fiscal 2003, LSCP purchased approximately $2,504,000 in corn from members of the LLC.

8.  EMPLOYEE BENEFIT PLAN

During 2003, the Company began a 401(k) retirement plan for all eligible employees.  Participation in the plan is based on attaining certain age and service requirements.  The Company makes a matching contribution of 3% of the participants’ eligible wages.  The employees vest in the Company match evenly over four years.  The retirement plan expense was $27,729 for the fiscal year ended September 30, 2004, and $569 for the nine month fiscal year ended September 30, 2003.

9.  INCOME TAXES

The differences between consolidated financial statement basis and tax basis of assets are as follows:

	September 30 2004	September 30 2003
Consolidated financial statement basis of assets	$59,828,204	$57,308,872
Plus: organization and start-up costs capitalized, net	556,116	714,384
Less: accumulated tax depreciation and amortization greater than financial statement basis	(15,359,862)	(12,287,693)

Income tax basis of assets	$45,024,458	$45,735,563

There were no differences between the consolidated financial statement basis and tax basis of the Company’s liabilities.

10.  COMMITMENTS AND CONTINGENCIES

As discussed in Note 7, the Company has entered into an ethanol marketing agreement with ADM.  The Company agrees to pay ADM a fixed price per gallon for every gallon of ethanol produced by the Company and sold to ADM.  The initial term is until April 2007 with renewal options thereafter in one year increments.

The Company has entered into a marketing agreement whereby the Company agrees to sell certain grains and solubles.  In return, the buyer agrees to pay the Company a percentage of the selling price for grains and a fixed dollar amount per ton of solubles.  The agreement commences when the Company begins selling certain grains and solubles and continues for a year initially and terminable thereafter by either party.  Sales under this agreement approximated $1,865,000 and $2,798,000 during the fiscal year ended September 30, 2004 and the nine month fiscal year ended September 30, 2003, respectively.

At September 30, 2004, the Company has forward contracts to purchase approximately 121,000 million British thermal units (MMBTU) of natural gas during October 2004 at an average price of $5.18.  The Company has forward contracts to purchase approximately 550,000 MMBTU of natural gas during the November 2004 through March 2005 time period at an average price of $6.52 per MMBTU.  The Company has forward contracts to purchase approximately 630,000 MMBTU of natural gas during the April 2005 through October 2005 time period at $5.03.  The unused value of these contracts at September 30, 2004 total approximately $7,382,000 less a deposit of $184,000.

At September 30, 2004, the Company has forward contracts to purchase approximately 1,580,000 bushels of corn at prices ranging from $2.05 to $3.40 per bushel through October 2005.

11.  SUBSEQUENT EVENTS

On December 2, 2004, the Company has entered into an agreement to expand the plant for approximately $4.6 million.  The total cost of the expansion is estimated at $5.4 million.  In connection with the plant expansion, the Company secured a loan for approximately $5.4 million.  Interest is due quarterly during the construction period at the one month LIBOR plus 330 basis points.  Upon completion of the expansion, this loan will be added to term note #3, which is currently due June 1, 2008.

REPORT OF INDEPENDENT AUDITORS ON SUPPLEMENTARY INFORMATION

Board of Directors

Little Sioux Corn Processors, LLC and Subsidiary

Marcus, Iowa

Our report on our audits of the consolidated financial statements of Little Sioux Corn Processors, LLC and Subsidiary for the fiscal years ended September 30, 2004 and the nine month fiscal year ended September 30, 2003 appears on page one.  Those audits were conducted for the purpose of forming an opinion on the consolidated financial statements taken as a whole.  The supplementary information on pages 47 through 50 is presented for the purposes of additional analysis and is not a required part of the basic consolidated financial statements.  Such information has not been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, accordingly, we express no opinion on it.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.

Certified Public Accountants

Minneapolis, Minnesota October 28, 2004, except for Note 11 for which the date is December 2, 2004

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Consolidating Balance Sheet

	Years ended September 30
	2004				2003
ASSETS	LSCP, LLLP	Little Sioux Corn Processors, LLC	Eliminations	Consolidated	Consolidated

Current Assets
Cash	$3,903,878	$3,502		$3,907,380	$536,483
Restricted cash	2,730,481			2,730,481	12,902
Trade accounts receivable, net of allowance for doubtful accounts of $20,000 in 2004	2,335,023			2,335,023	1,753,362
Other receivables	448,503		(47,950)	400,553	3,362,970
Inventory	2,084,604			2,084,604	1,420,244
Derivative instruments	—				397,950
Prepaid expenses	488,885			488,885	564,429
Total current assets	11,991,374	3,502	(47,950)	11,946,926	8,048,340

Property and equipment
Land	2,753,225			2,753,225	2,377,832
Building	15,061,750			15,061,750	15,147,828
Processing equipment	28,226,013			28,226,013	26,476,854
Grain handling equipment	5,172,406			5,172,406	5,084,206
Rail and other equipment	1,214,322			1,214,322	1,204,791
Furniture and fixtures	160,042			160,042	156,178
	52,587,758	—	—	52,587,758	50,447,689
Less accumulated depreciation	5,051,631			5,051,631	1,650,348
Net property and equipment	47,536,127	—	—	47,536,127	48,797,341

Other assets
Investment in LP	—	21,126,212	(21,126,212)	—	—
Loan costs	345,151			345,151	463,191
Total other assets	345,151	21,126,212	(21,126,212)	345,151	463,191

Total assets	$59,872,652	$21,129,714	$(21,174,162)	$59,828,204	$57,308,872

See Report of Independent Registered Public Accounting Firm on Supplementary Information.

	Years ended September 30
	2004				2003
LIABILITIES AND EQUITY	LSCP, LLLP	Little Sioux Corn Processors, LLC	Eliminations	Consolidated	Consolidated

Current Liabilities
Revolving promissory note	$38,829			$38,829	$775,165
Current maturities of long-term debt	3,109,676			3,109,676	2,957,267
Accounts payable
Trade	1,337,513			1,337,513	509,241
Construction	—			—	250,000
Other	—	$47,950	$(47,950)	—

Derivative instruments	181,579			181,579
Accrued liabilities	298,851			298,851	460,179
Total current liabilities	4,966,448	47,950	(47,950)	4,966,448	4,951,852

Long-Term Debt, net of current maturities	19,572,989	—	—	19,572,989	28,157,443

Minority Interest			14,207,003	14,207,003	10,052,753

Stockholders’ Equity
Member contributions, net of costs related to capital contributions, 10,941 units outstanding	—	10,842,237		10,842,237	10,842,237
Member contributions, LLLP	23,871,280		$(23,871,280)	—
Distributions	(2,250,000)		2,250,000	—
Accumulated other comprehensive loss; net loss on derivatives	—			—	(217,441)
Retained earnings	13,711,935	10,239,527	(13,711,935)	10,239,527	3,522,028
	35,333,215	21,081,764	(35,333,215)	21,081,764	14,146,824

Total liabilities and stockholders’ equity	$59,872,652	$21,129,714	$(21,174,162)	$59,828,204	$57,308,872

See Report of Independent Registered Public Accounting Firm on Supplementary Information.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Consolidating Statement of Operations

	Years ended September 30
	2004
	LSCP, LLLP	Little Sioux Corn Processors, LLC	Eliminations	Consolidated	2003

Revenue	$85,540,934	$—	$—	$85,540,934	$31,814,299

Cost of Goods Sold	71,244,909			71,244,909	27,462,227

	14,296,025	—	—	14,296,025	4,352,072

Operating Expenses	5,944,066	194,587		6,138,653	2,660,909

Operating Income	8,351,959	(194,587)	—	8,157,372	1,691,163

Other Income (Expense)
Income from subsidiary		8,029,694	(8,029,694)	—
Interest income and other	7,557			7,557	—
Interest expense	(1,439,020)			(1,439,020)	(847,223)
CCC Bio-Energy income	6,645,512			6,645,512	5,535,733
Grants and other income	145,927	164		146,091	612,016
Total other expense, net	5,359,976	8,029,858	(8,029,694)	5,360,140	5,300,526

Net Income Before Minority Interest	13,711,935	7,835,271	(8,029,694)	13,517,512	6,991,689

Minority Interest in Sudsidiary Income			5,663,681	5,663,681	2,920,676

Net Income	$13,711,935	$7,835,271	$(13,693,375)	$7,853,831	$4,071,013

See Report of Independent Registered Public Accounting Firm on Supplementary Information.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Consolidated Schedule of Grain Purchases

License No. GD-5050

	Twelve Months Ended September 30 2004	Nine Months Ended September 30 2003

Grain purchases (in bushels)	17,294,817	7,900,261

See Report of Independent Registered Public Accounting Firm on Supplementary Information.

ITEM 8.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Boulay, Heutmaker, Zibell & Co., P.L.L.P. has been our independent auditor since the Company’s inception and is the Company’s independent auditor at the present time.  The Company has had no disagreements with its auditors.

ITEM 8A.                                            CONTROLS AND PROCEDURES.

Our management, including our President and Chief Executive Officer (the principal executive officer), Stephen Roe, and our Chief Financial Officer (the principal financial officer), Gary Grotjohn, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of the end of the period covered by this report and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART III

ITEM 9.                                                     DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES; COMPLIANCE WITHSECTION 16(a) OF THE EXCHANGE ACT.

Identification of Directors, Executive Officers and Significant Employees

Ron Wetherell, Chairman and Class A Director – Age 59

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

On July 20, 2004, the board of directors elected Mr. Wetherell as Chairman.  At our annual meeting of members held in March 2004, Mr. Wetherell was re-elected to our board for a one-year term.  Pursuant to our operating agreement, Mr. Wetherell will serve as a Class A Director of the Company until the annual meeting of members in 2005, and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.  Mr. Wetherell previously held the offices of Vice Chairman and Vice President of the Company.

Myron Pingel, Vice Chairman and Class A Director – Age 64

Mr. Pingel has served on the board of the Company since its inception.  For the past five years, Mr. Pingel has farmed north of Aurelia and operated a grain and livestock farm.  He currently serves as chairman of the Maple Valley Mutual Insurance Company, and chairman of Twin Valley Producers Network farrowing group.  Neither entity is a public reporting company.

On July 20, 2004, our board elected Mr. Pingel as Vice Chairman for the Company.  At our annual meeting of members in March 2004, Mr. Pingel was re-elected to our board for a three-year term.  Pursuant to our operating agreement, Mr. Pingel will serve as a Class A Director of the Company until the annual meeting of members in 2007, and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Tim Ohlson, Secretary and Class A Director – Age 53

Mr. Ohlson has served on the board of the Company since its inception.  For the past five years, Mr. Ohlson has operated a grain and livestock farm north of Meriden.  He currently is active in the Cherokee County Farm Bureau.  He has been a board member of CML Telephone board for twelve years and currently serves as its secretary.

On July 20, 2004, our board re-elected Mr. Ohlson as Secretary for the Company.  At our annual meeting of members in March 2004, Mr. Ohlson was re-elected to our board for a three-year term.  Pursuant to our operating agreement, Mr. Ohlson will serve as a Class A Director of the Company until the annual meeting of members in 2007, and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Daryl Haack, Class A Director – Age 60

Mr. Haack has served on the board of the Company since its inception.  For the past five years, Mr. Haack has farmed approximately nine hundred crop acres in O’Brien County generally dedicated to corn and soybeans.  In addition, Mr. Haack is one of eighteen shareholders in a swine-finishing corporation and serves as the corporation’s board chairman.  The swine-finishing corporation is not a publicly reporting company.  Mr. Haack is serving his ninth year as a member of the Iowa Corn Promotion Board, currently serves as its chairman, was a delegate to the National Corn Grower Association’s Corn Congress, and is member of the U.S. Feed Grains Council.

At our annual meeting of members in March 2004, Mr. Haack was re-elected to our board for a one-year term.  Pursuant to our operating agreement, Mr. Haack will serve as a Class A Director of the Company until the annual meeting of members in 2005, and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.  Mr. Haack previously held the offices of president, vice-president, chairman and vice-chairman of the Company.

Doug Lansink, Class A Director – Age 46

Mr. Lansink has served on the board of the Company since its inception.  For the past five years, Mr. Lansink has operated a livestock and grain farm in Ida County.

At our annual meeting of members in March 2004, Mr. Lansink was re-elected to our board for a two-year term.  Pursuant to our operating agreement, Mr. Lansink will serve as a Class A Director of the Company until the annual meeting of members in 2006, and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.  Mr. Lansink previously held the office of treasurer of the Company.

Verdell Johnson, Class A Director – Age 67

Mr. Johnson has served on the board of the Company since its inception.  He previously served as secretary of the Company.  For the past five years, Mr. Johnson has owned and operated a livestock and grain farm in Cherokee County.  He currently serves as president of the Cherokee County Farm Bureau.

At our annual meeting of members in March 2004, Mr. Johnson was re-elected to our board for a three-year term.  Pursuant to our operating agreement, Mr. Johnson will serve as a Class A Director of the Company until the annual meeting of members in 2007, and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Darrell Downs, Class A Director – Age 66

Mr. Downs has served on the board of the Company since its inception.  For the past five years Mr. Downs has been employed as a marketing manager by a regional seed company.  He currently serves as the mayor of Marcus, Iowa.

At our annual meeting of members in March 2004, Mr. Downs was re-elected to our board for a three-year term.  Pursuant to our operating agreement, Mr. Downs will serve as a Class A Director of the Company until the annual meeting of members in 2007, and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Roland Schmidt, Class A Director – Age 54

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

At our annual meeting of members in March 2004, Mr. Schmidt was re-elected to our board for a one-year term.  Pursuant to our operating agreement, Mr. Schmidt will serve as a Class A Director of the Company until the annual meeting of members in 2005, and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Vincent Davis, Class A Director – Age 52

Mr. Davis has served on the board since its inception and served on its predecessor steering committee.  He currently serves as Iowa Farm Bureau Federation (“IFBF”) regional manager in region 10, which encompasses five counties in west central Iowa.   Prior to serving as the IFBF regional manager, he served as Iowa Soybean Association field representative for over 10 years.

At our annual meeting of members in March 2004, Mr. Davis was re-elected to our board for a two-year term.  Pursuant to our operating agreement, Mr. Davis will serve as a Class A Director of the Company until the annual meeting of members in 2006, and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Jeff Coale, Class B Director -  Age 39

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

Steve Core, Class B Director – Age 54

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

Marty Lyons, Class B Director – Age 46

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

Steve Roe, President and Chief Executive Officer – Age 51

Mr. Roe was hired as general manager of our ethanol plant on May 20, 2002.  Pursuant to our operating agreement, the office of president of the Company is responsible for day-to-day plant management.  Until the appointment of a president, the Chairman of our board held this office.  Effective May 18, 2004, and in accordance with our operating agreement, the board of directors appointed our general manager, Stephen Roe, to the positions of President and Chief Executive Officer.  Mr. Roe will serve in such capacity until he resigns or is removed by the board of directors with the consent of a majority of the holders of limited partnership units of the limited partnership and the approval of our primary lender.

Gary Grotjohn, Chief Financial Officer – Age 54

Mr. Grotjohn was hired as Controller for the Company on February 24, 2003.  In accordance with our operating agreement, the treasurer of the Company performed the duties of the Chief Financial Officer until the creation of a separate office for this purpose.  Effective May 18, 2004, and in accordance with our operating agreement, the board of directors eliminated the office of treasurer and appointed our controller, Gary Grotjohn, to the position of Chief Financial Officer.   Mr. Grotjohn will serve as Chief Financial Officer of the Company until he resigns or is removed by the board of directors.

Adoption of Code of Ethics

On December 18, 2003, our board of directors adopted a code of ethics that applies to our President and Chief Executive Officer, Stephen Roe, and our Chief Financial Officer, Gary Grotjohn.  Each of these individuals signed an acknowledgment of his receipt of our code of ethics.  We are filing a copy of our code of ethics with the Securities and Exchange Commission by including the code of ethics as Exhibit 14.1 to this report.

Identification of Audit Committee

The board of directors appointed an audit committee consisting of Doug Lansink, Ron Wetherell, Daryl Haack and Vince Davis.  The chairperson of the audit committee is Doug Lansink.  The audit committee is exempt from the independence listing standards because the Company’s securities are not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities.  Nevertheless, each member of our audit committee is independent within the definition of independence provided by NASDAQ rules 4200 and 4350.  Our board of directors has determined that we do not currently have an audit committee financial expert serving on our audit committee.  We do not have an audit committee financial expert serving on our audit committee because no member of our board of directors has the requisite experience and education to qualify as an audit committee financial expert as defined in Item 401 of Regulation S-B and the board has not yet created a new director position expressly for this purpose.  Our board of directors intends to consider such qualifications in future nominations to our board and appointments to the audit committee.

ITEM 10.                                              EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table set forth all compensation paid or payable by the Company during the last three fiscal years to our Chairman, President and Chief Executive Officer.  We do not have any compensatory security option plan for our executive officers and directors.  None of our directors or officers has any options, warrants, or other similar rights to purchase securities of the Company.

Name and Principal Position	Year	Salary	All Other Compensation
Stephen Roe, President and Chief Executive Officer	Fiscal Year 2004	$100,962	$0
Daryl Haack, Chairman of the Board and President (offices held October 2003 through July 2004)	Fiscal Year 2004	$0	$1,745
	Fiscal Year 2003	$0	$2,725
	Fiscal Year 2002	$0	$0
Ron Wetherell, Chairman of the Board (office held July 2004 to present)	Fiscal Year 2004	$0	$1,638
	Fiscal Year 2003	$0	$0
	Fiscal Year 2002	$0	$0

ITEM 11.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

None of our officers, directors or unit holders, directly or beneficially, owns more than five percent of our issued and outstanding units.

As of September 30, 2004, members of our board of directors own units as follows:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Class A Membership Units	Vince Davis, Class A Director	24 Units(1)	0.21%
Class A Membership Units	Darrell Downs, Class A Director	32 Units(2)	0.29%
Class A Membership Units	Daryl Haack, Class A Director	20 Units(2)	0.18%
Class A Membership Units	Verdell Johnson, Class A Director	100 Units(3)	0.91%

Class A Membership Units	Doug Lansink, Class A Director	28 Units(2)	0.26%
Class A Membership Units	Tim Ohlson, Secretary and Class A Director	52 Units	0.47%
Class A Membership Units	Myron Pingel, Vice Chairman and Class A Director	84 Units(4)	0.77%
Class A Membership Units	Roland Schmidt, Class A Director	20 Units(2)	0.18%
Class A Membership Units	Ron Wetherell, Chairman and Class A Director	100 Units	0.91%
Total Membership Units Held by Current Directors and Officers of the Company:		460 Units	4.20%

(1)          Includes 4 Class A Membership Units held in joint tenancy with spouse.

(2)          All Class A Membership Units held in joint tenancy with spouse.

(3)          Includes 80 Class A Membership Units held in joint tenancy with spouse.

(4)          Includes 60 Class A Membership Units held in joint tenancy with spouse.

The following table sets forth the ownership of the limited partners in LSCP, LLLP, as of September 30, 2004:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Class B Limited Partnership Units of LSCP, LLLP	Fagen, Inc. 501 W. Hwy. 212 P.O. Box 159 Granite Falls, MN 56241	350 Units	100.0%
Class D Limited Partnership Units in LSCP, LLLP	Indeck Energy Services, Inc. 600 N. Buffalo Grove Rd., Suite 300 Buffalo Grove, IL 60089	300 Units	100.0%
Class E Limited Partnership Units in LSCP, LLLP	Archer Daniels Midland Company* 4666 Faries Parkway Decatur, IL 62526	800 Units	100.0%
TOTAL:		1,450 Units

*Archer Daniels Midland Company owns the 800 Class E Limited Partnership Units in LSCP, LLLP through its wholly-owned subsidiary, MCP Holding Company, L.L.C.

The limited partners collectively own 1,450 of the 3,639 total outstanding limited partnership units in LSCP, LLLP, for a total ownership of 39.85%.

ITEM 12.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Since our inception, we have engaged in several transactions with related parties.

Fagen, Inc.

  Fagen, Inc., owns 350 of the 3,639 total outstanding limited partnership units in LSCP, LLLP.  This means that Fagen, Inc., owns a 9.6% limited partnership interest in the limited partnership.  Of the 1,450 limited partnership units representing the limited partners, Fagen, Inc.’s ownership of 350 units means that it owns 24.1% of the total number of units held by the limited partners.  Fagen, Inc.,’s ownership of its limited partnership interest entitles it to join with its class of limited partnership interests in electing one director to our board.  Fagen, Inc., has elected Steve Core to our board.

We entered into a design-build contract with Fagen, Inc., for the purpose of providing design, development and construction services to us in connection with our ethanol plant.  Pursuant to the design-build contract, Fagen, Inc., agreed to design, develop and construct a 40 million gallon per year ethanol plant for an amount not to exceed approximately $45,500,000, subject to change orders approved by us.  Fagen, Inc., has provided design, development and construction services for our ethanol plant in accordance with the design/build contract and construction was substantially completed in April, 2003.  The amount we paid Fagen, Inc., for construction of the ethanol plant is comparable to that of an arms-length transaction.  In addition, Fagen, Inc., purchased approximately $1,250,000 of the limited partnership’s subordinated debt.  In January 2004 we repaid this debt along with approximately $98,000 in interest.

Indeck Energy Services, Inc.

Indeck Energy Services, Inc., owns 300 of the 3,639 total outstanding limited partnership units in LSCP, LLLP.  This means that Indeck Energy Services, Inc., owns an 8.2% limited partnership interest in the limited partnership.  Of the 1,450 limited partnership units representing the limited partners, Indeck Energy Services, Inc.’s ownership of 300 units means that it owns 20.7% of the total number of units held by the limited partners.    Indeck Energy Services, Inc.’s ownership of its limited partnership interest entitles it to join with its class of limited partnership interests in electing one director to our board.

Indeck Energy Services, Inc., has elected Jeff Coale to our board.  Indeck Energy Services, Inc., as a subcontractor under the design-build contract, has provided a thermal oxidizer to us in connection with the development and construction of our ethanol plant.  In addition, we purchased a regenerative thermal oxidizer in 2004 in order to further decrease our emission of any volatile organic compounds and ease our regulatory compliance.  The cost of the thermal oxidizer was $1,825,000 and was included in the design-build contract price of $45,500,000.  The amount we paid Indeck Energy Services, Inc., for this equipment is comparable to that of an arms-length transaction.

MCP Holding Company, L.L.C.

MCP Holding Company, L.L.C., purchased 800 of the 3,639 total outstanding limited partnership units in LSCP, LLLP.  ADM acquired MCP Holding Company, L.L.C.  This means that ADM now owns 800 of the 3,639 total outstanding limited partnership units in LSCP, LLLP or a 21.98% limited partnership interest in the limited partnership.  Of the 1,450 limited partnership units representing the limited partners, ADM’s ownership of 800 units means that it owns 55.2% of the total number of units held by the limited partners.  ADM’s ownership of its limited partnership interest entitles it to join with its class of limited partnership interests in electing one director to our board.  ADM has elected Marty Lyons to our board.

ADM provides marketing services to our ethanol plant pursuant to the marketing agreement assigned by MCP to ADM.  In 2004 we paid ADM approximately $489,000 as a marketing fee.  The amount we pay ADM for marketing services is comparable to that of an arms-length transaction.

Dave Vander Griend

Until July 30, 2004, Dave Vander Griend owned 100 limited partnership units in LSCP, LLLP.  On July 20, 2004, the limited partnership paid $750,000 in exchange for the redemption of all 100 limited partnership units from

Mr. Vander Griend.  Dave Vander Griend’s ownership of his limited partnership interest entitled him to join with his class of limited partnership interests in electing one director to our board.   Mr. Vander Griend elected himself to serve on our board.  After our redemption of his limited partnership interest on July 20, 2004 and in accordance with our limited partnership agreement, Mr. Vander Griend resigned from our board and is no longer entitled to any director appointment rights.

Mr. Vander Griend owns and controls ICM, Inc.  ICM, Inc., as a subcontractor under the design-build contract, provided the process design engineering for the development and construction of our ethanol plant.  The cost of the process design engineering provided by ICM, Inc. was included in the design-build contract price of $45,500,000.

ITEM 13.                                              EXHIBITS.

The following exhibits are filed as part of this report.  Exhibits previously filed are incorporated by reference, as noted.

Exhibit No.	Exhibit
3.1	Articles of Organization of the registrant. Filed as Exhibit 2.1 to the registrant’s registration statement on Form 10-SB (Commission File 0001229899) and incorporated by reference herein.

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

10.5

Construction Loan Agreement dated July 25, 2002 by and between LSCP, L.P. and First National Bank of Omaha. Filed as Exhibit 10.5 to the registrant’s Form 10-KSB filed on December 29, 2003 and incorporated by reference herein.

10.6	First Amendment to Construction Loan Agreement dated April 29, 2003 by and between

LSCP, L.P. and First National Bank of Omaha. Filed as Exhibit 10.6 to the registrant’s Form 10-KSB filed on December 29, 2003 and incorporated by reference herein.

10.7

Second Amendment to Construction Loan Agreement dated June 1, 2003 by and between LCSP, L.P. and First National Bank of Omaha. Filed as Exhibit 10.7 to the registrant’s Form 10-KSB filed on December 29, 2003 and incorporated by reference herein.

10.8

Third Amendment to Construction Loan Agreement dated June 23, 2003 by and between LCSP, L.P. and First National Bank of Omaha. Filed as Exhibit 10.9 to the registrant’s Form 10-KSB filed on December 29, 2003 and incorporated by reference herein.

10.9

Revolving Promissory Note dated June 23, 2003 between LSCP, L.P. and First National Bank of Omaha. Filed as Exhibit 10.9 to the registrant’s Form 10-KSB filed on December 29, 2003 and incorporated by reference herein.

10.10

Term Note #2 dated June 23, 2003 between LSCP, L.P. and First National Bank of Omaha. Filed as Exhibit 10.10 to the registrant’s Form 10-KSB filed on December 29, 2003 and incorporated by reference herein.

10.11

Term Note #3 dated June 23, 2003 between LSCP, L.P. and First National Bank of Omaha. Filed as Exhibit 10.11 to the registrant’s Form 10-KSB filed on December 29, 2003 and incorporated by reference herein.

10.12

Term Note #4 dated June 23, 2003 between LSCP, L.P. and First National Bank of Omaha. Filed as Exhibit 10.12 to the registrant’s Form 10-KSB filed on December 29, 2003 and incorporated by reference herein.

14.1	Code of Ethics of Little Sioux Corn Processors, L.L.C. adopted December 18, 2003. Filed as Exhibit 14.1 to the registrant’s Form 10-KSB filed on December 29, 2003 and incorporated by reference herein.

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)

32.1	Certificate Pursuant to 18 U.S.C. Section 1350

32.2	Certificate Pursuant to 18 U.S.C. Section 1350

*Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.

ITEM 14.                                              PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed by the principal independent public accountants (Boulay, Heutmaker, Zibell & Co. P.L.L.P.) to the Company for the fiscal year ended September 30, 2004, and the fiscal year ended September 30, 2003 are as follows:

Category	Year	Fees
Audit Fees	2004	$117,656
	2003	$65,083
Audit-Related Fees(1)	2004	$8,507
	2003	$10,465
Tax Fees(2)	2004	$48,000
	2003	$0
All Other Fees	2004	$0
	2003	$0

(1) Audit-related fees include consultation on First National Bank of Omaha loan covenant compliance and waiver of violation, and consultation on Iowa grain dealers’ license.

(2) Tax Fees include consultation on cost segregation.

Prior to engagement of the principal accountant to perform audit services for the Company, the principal accountant was pre-approved by our Audit Committee pursuant to Company policy requiring such approval.

100% of all audit, audit-related and tax services were pre-approved by our Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITTLE SIOUX CORN PROCESSORS, L.L.C.

Date:	December 22, 2004	/s/ Stephen Roe
Stephen Roe
President and Chief Executive Officer (Principal Executive Officer)

Date:	December 22, 2004	/s/ Gary Grotjohn
Gary Grotjohn
Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 22, 2004	/s/ Vince Davis
Vince Davis, Director

Date: December 22, 2004	/s/ Daryl Haack
Daryl Haack, Director

Date: December 22, 2004	/s/ Doug Lansink
Doug Lansink, Director

Date: December 22, 2004	/s/ Ron Wetherell
Ron Wetherell, Chairman and Director

Date: December 22, 2004	/s/ Darrell Downs
Darrell Downs, Director