Form 10-Q
period 2004-12-31
LITTLE SIOUX CORN PROCESSORS LLC
filed 2005-02-14
CIK 1229899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended December 31, 2004

OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from               to               .

COMMISSION FILE NUMBER 0001229899

LITTLE SIOUX CORN PROCESSORS, L.L.C.

(Exact name of registrant as specified in its charter)

Iowa	42-1510421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4808 F Avenue, Marcus, Iowa 51035

(Address of principal executive offices)

(712) 376-2800

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

 Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

☐ Yes ☒ No

Indicate the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:

As of February 11, 2005, there were 10,941 units outstanding.

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Balance Sheet

ASSETS	December 31 2004	September 30 2004
	(Unaudited)
Current Assets
Cash	$6,262,183	$3,907,380
Restricted cash	2,584,460	2,730,481
Trade accounts receivable	2,908,701	2,335,023
Other receivables	105,009	400,553
Inventory	1,893,957	2,084,604
Derivative instruments	—	—
Prepaid expenses	784,874	488,885
Total current assets	14,539,184	11,946,926

Property and Equipment
Land and improvements	2,757,709	2,753,225
Buildings	15,061,750	15,061,750
Processing equipment	28,329,233	28,226,013
Grain handling equipment	5,172,406	5,172,406
Rail and other equipment	1,214,322	1,214,322
Furniture and fixtures	166,763	160,042
Construction in progress	460,000
	53,162,183	52,587,758
Less accumulated depreciation	5,941,180	5,051,631
Net property and equipment	47,221,003	47,536,127

Other Assets
Deferred loan costs, net	318,273	345,151
Total other assets	318,273	345,151

Total Assets	$62,078,460	$59,828,204

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Balance Sheet

LIABILITIES AND MEMBERS’ EQUITY	December 31 2004	September 30 2004
	(Unaudited)
Current Liabilities
Revolving promissory note	$727	$38,829
Current maturities of long-term debt	3,471,818	3,109,676
Accounts payable	1,619,684	1,337,513
Derivative instruments	2,038,297	181,579
Accrued liabilities	859,099	298,851
Total current liabilities	7,989,625	4,966,448

Long-Term Debt, net of current maturities	13,806,504	19,572,989

Commitments and Contingencies

Minority Interest	16,199,351	14,207,003

Members’ Equity
Member contributions, net of costs related to capital contributions, 10,941 units outstanding	10,842,237	10,842,237
Retained earnings	13,240,743	10,239,527
Total members’ equity	24,082,980	21,081,764

Total Liabilities and Members’ Equity	$62,078,460	$59,828,204

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Operations

	Three Months Ended December 31 2004	Three Months Ended December 31 2003
	(Unaudited)	(Unaudited)

Revenues	$22,975,735	$19,266,908

Cost of Goods Sold	16,300,232	15,402,488

Gross Profit	6,675,503	3,864,420

Operating Expenses	1,463,964	1,568,721

Operating Income	5,211,539	2,295,699

Other Income (Expense)
Interest income	11,984	—
Interest expense	(270,575)	(402,966)
CCC Bio-Energy income	17,300	2,617,626
Grants and other income	23,316	18,764
Total other income (expense)	(217,975)	2,233,424

Net Income Before Minority Interest	4,993,564	4,529,123

Minority Interest in Subsidiary Income	1,992,348	1,880,548

Net Income	$3,001,216	$2,648,575

Weighted Average Units Outstanding	10,941	10,941

Net Income Per Unit	$274.31	$242.08

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	Three Months Ended December 31 2004	Three Months Ended December 31 2003
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$3,001,216	$2,648,575
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization	916,427	871,640
Minority interest in subsidiary’s income	1,992,348	1,880,548
Loss on hedging activity	—	312,777
Change in assets and liabilities:
Receivables	(278,134)	904,597
Restricted cash	146,021	12,902
Inventory	190,647	(249,965)
Derivative instruments	1,856,718	(140,613)
Prepaid expenses	(295,989)	(233,330)
Accounts payable	282,171	536,655
Accrued liabilities	560,248	485,126
Net cash provided by operating activities	8,371,673	7,028,912

Cash Flows from Investing Activities
Capital expenditures	(574,425)	(118,539)
Net cash used in investing activities	(574,425)	(118,539)

Cash Flows from Financing Activities
Payments of short-term debt	(38,102)	(574,201)
Payments of long-term debt	(5,404,343)	(3,521,519)
Net cash used in financing activities	(5,442,445)	(4,095,720)

Net increase in cash	2,354,803	2,814,653

Cash—Beginning of Period	3,907,380	536,483

Cash—End of Period	$6,262,183	$3,351,136

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$288,340	$500,485

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

December 31, 2004

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed quarterly consolidated financial statements represent Little Sioux Corn Processors, LLC and Subsidiary.  See Note 1 to the consolidated financial statements included in the Form 10-KSB for the fiscal year ended September 30, 2004.  That note discusses the consolidation.  As used in this report in Form 10-Q, the “Company” represents Little Sioux Corn Processors, LLC (LLC) and its subsidiary LSCP, LLLP (LSCP).

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

Nature of Business

The Company operates a 40 million gallon ethanol plant, located near Marcus, Iowa.  The plant commenced operations in April 2003.  The Company sells its production of ethanol, distillers grains with solubles in the Continental United States.

Commodity Credit Corporation Bioenergy Program

During fiscal 2004, the Company enrolled in the Commodity Credit Corporation Bioenergy Program (CCC), a department of the United States Department of Agriculture.  This program enables the Company to receive payments based on increases in production of ethanol over the previous year of up to $7,500,000 per year.  New production is eligible and is considered increased production.  Payments under the program are subject to pro rata reduction if aggregate payments to all producers in any fiscal year exceed the maximum annual funding of the program.  During the first quarter of fiscal 2005 and 2004, the Company recorded $17,300 and $2,617,626, respectively as other income from the CCC.  At December 31, 2004, the Company had $17,300 recorded in other receivables.

Derivative Instruments

At December 31, 2004, the Company had recorded a liability for derivative instruments related to corn and natural gas options and futures positions of $2,077,200 for forecasted purchases during fiscal 2005.  At December 31, 2003, the Company recorded an asset for derivative instruments related to corn and natural gas options and future positions with a fair value of $511,650 for forecasted purchases during fiscal 2004.  None of the positions open at December 31, 2004 and 2003 are designated as cash flow hedges.  The Company has recorded a loss of $1,358,848 and $317,129 in cost of goods sold related to its derivative instruments for the three months ended December 31, 2004 and 2003, respectively.

At December 31, 2004 and 2003, the Company had an interest rate cap as described in Note 4 with a fair value of $38,903 and $85,576, respectively recorded as an asset with derivative instruments.  The interest rate cap was not designated as a cash flow hedge.  The Company offset interest expense with the gain on the interest rate cap of $8,164 and $4,352 for the three months ending December 31, 2004 and 2003, respectively.

Fair Value of Financial Instruments

The carrying value of cash and restricted cash approximates their fair value.

The Company believes the carrying amount of derivative instruments approximates fair value based on current market prices.

It is not currently practicable to estimate fair value of the line of credit and notes payable to the lending institution. Because these agreements contain certain unique terms, conditions, covenants, and restrictions, as discussed in Note 3 and 4, there are no readily determinable similar instruments on which to base an estimate of fair value.

2.  INVENTORY

Inventory consists of the following:

	December 31, 2004	September 30, 2004

Raw materials	$1,061,891	$1,279,912
Work in process	323,516	346,749
Finished goods	508,550	457,943

Totals	$1,893,957	$2,084,604

3.  REVOLVING PROMISSORY NOTE

Under the terms of the financing agreement with the lending institution, the Company has a revolving promissory note of up to $3,500,000 maturing in July 2005; interest is due monthly at the one month London Interbank Offered Rate (LIBOR) plus 280 basis points which totaled 5.08% at December 31, 2004.  The Company pays a commitment fee of .125% on the unused portion of the revolving promissory note.  The outstanding balance at December 31, 2004 was $727.  The revolving promissory note as well as the term notes described in Note 4 are subject to protective covenants under a common financing agreement requiring the Company to maintain various financial ratios, including debt service coverage and minimum net worth and working capital requirements, secured by all business assets, and require additional loan payments based on excess cash flow.

4.  LONG–TERM DEBT

Long-term debt consists of the following at December 31, 2004:

	December 31 2004	September 30 2004

Term note #2 payable to lending institution, see terms below.	$13,762,336	$14,099,113

Term note #3 payable to lending institution, see terms below.	2,717,535	3,177,819

Term note #4 payable to lending institution, see terms below.		4,564,175

Note payable to Iowa Energy Center, due in monthly payments of $3,472 without interest, maturing on January 29, 2009, secured by real estate, subordinated to term notes.	170,139	180,555

Note payable to bank due in monthly payments of $5,921 including interest at 6% maturing on January 29, 2009, secured by real estate, subordinated to term notes.	179,771	189,406

Note payable to Iowa Department of Economic Development, due in sixty monthly installments beginning August 1, 2004 of $1,167 without interest, payable in full on July 1, 2009, secured by all equipment.	203,000	206,500

Capital lease obligations, due in monthly installments initially totaling $6,768 commencing April 1, 2003 including implicit interest between 7.4% and 17.4% through March 1, 2008, secured by leased equipment.	245,541	265,097

Totals	$17,278,322	$22,682,665

Less amounts due within one year	3,471,818	3,109,676

Totals	$13,806,504	$19,572,989

The Company obtained debt financing from a lending institution in the form of a revolving promissory note and term notes, referred to by the lending institution as term notes #2, #3, and #4.  Term note #2 has fixed principal payments due quarterly with interest at the three month LIBOR plus 280 basis points, which totaled 5.20% at December 31, 2004, payable in full on June 1, 2008.  As part of the financing agreement, the Company accepted a fixed rate option on term note #2 by entering into an interest rate swap which effectively fixes the interest rate on this term note at 5.79% until this term note is repaid on June 1, 2008.

Term note #3 bears interest at the three month LIBOR plus 280 basis points which totaled 5.20% at December 31, 2004.  Term note #4 bears interest at the one month LIBOR plus 280 basis points which totaled 5.08% at December 31, 2004.  Term notes #3 and #4 are payable in full on June 1, 2008.  The Company is required to make quarterly payments of $506,588 applied first to accrued interest on term note #4.  The remaining amount is applied to accrued interest on the term note #3 and then to principal until this note is repaid in full or until maturity.  After term note #3 is repaid, payments are applied first to accrued interest and then to principal on the term note #4 until paid in full or until maturity.  Term note #4 had no outstanding balance as of December 31, 2004.  Term note #4 allows subsequent borrowings up to the original $5,000,000 to the extent of principal payments made until maturity and requires a commitment fee of .375% on any used portion.

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

At December 31, 2004 and September 30, 2004, LSCP was in violation of the debt service covenant.  The lender has waived compliance with this violation at December 31, 2004 and September 30, 2004, and for the following year as it relates to this violation at December 31, 2004 and September 30, 2004.

The estimated maturities of long-term debt at December 31, 2004 are as follows:

2005	$3,471,818
2006	3,664,992
2007	3,703,951
2008	6,282,802
2009	154,759

Total long-term debt	$17,278,322

5.  RELATED PARTY TRANSACTIONS

For the quarter ending December 31, 2004 and 2003, revenues from the sale of ethanol to ADM were approximately $19,592,000 and $13,330,000, respectively, of total revenue.  ADM markets all of the ethanol sold by LSCP and receives a marketing fee.  The Company incurred marketing expenses of approximately $119,000 and $123,000 to ADM for the quarter ended December 31, 2004 and 2003, respectively.  At December 31, 2004, amounts due from ADM approximated 91% of trade accounts receivable.

In the three months ended December 31, 2004 and 2003, LSCP purchased approximately $1,281,000 and $553,000, respectively, in corn from members of the LLC.

6.  COMMITMENTS AND CONTINGENCIES

Natural Gas and Corn Contracts

At December 31, 2004, the Company has forward contracts to purchase approximately 330,000 million British thermal units (MMBTU) of natural gas during the January 2005 through March 2005 time period at an average price of $6.52 per MMBTU.  The Company has forward contracts to purchase approximately 630,000 MMBTU of natural gas during the April 2005 through October 2005 time period at $5.03.  As of December 31, 2004, the Company has forward contracts to sell approximately 30,000 MMBTU of natural gas during the January 2005 through March 2005 time period at an average price of $6.78 per MMBTU.  The unused value of these contracts at December 31, 2004, total approximately $5,118,000 less a deposit of $184,000.

At September 30, 2004, the Company has forward contracts to purchase approximately 1,804,000 bushels of corn at prices ranging from $1.77 to $3.18 per bushel through January 2006.

Construction in Progress

The Company estimates its costs to complete the construction of assets not yet placed in service to be approximately $5,140,000 as of December 31, 2004.

7.  SUBSEQUENT EVENT

Subsequent to December 31, 2004, LSCP declared a distribution of $4,000,000 payable immediately to its partners.  The LLC declared a distribution to its members of $2,406,156 which is $219.92 per unit.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

As general partner of LSCP, LLLP, an Iowa limited liability limited partnership (the “Partnership”), we manage the business and day-to-day operations of the Partnership’s 40 million gallon per year ethanol plant in northwest Iowa.  We currently own a 60.15% ownership interest in LSCP, LLLP.  Little Sioux Corn Processors, L.L.C. (the “LLC”) and its subsidiary, LSCP, LLLP, are collectively referred to in this report as the “Company,” “we,” or “us.”

Since April 2003, we have been engaged in the production of ethanol and distillers grains at our ethanol plant near Marcus, Iowa.  From the date of the commencement of plant operations, the plant’s production capacity has consistently exceeded the 40 million gallon per year production guarantee provided by the general contractor as measured on a pro rata basis.  Our revenues are derived from the sale and distribution of our ethanol and distillers grains throughout the continental United States.

  On December 16, 2003, the Board of Directors formed a committee to research the feasibility of expanding the plant.  On August 17, 2004 the board of directors determined that it was in the best interests of the Company to expand the plant’s ethanol production capacity from 40 million gallons per year to 52 million gallons per year.  We have begun construction of the expansion and anticipate completion by May 2005.

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

Results of Operations

Financial Summary and Analysis

Net income before minority interest, which is the Partnership’s income, totaled $4,993,564 for the first quarter of fiscal 2005, up from $4,529,123 reported for the first quarter of fiscal 2004.  The increase resulted from higher ethanol prices, partially offset by lower volume of ethanol sales and a sharp decrease in funds we received through the USDA Commodity Credit Corporation Bioenergy Program.

Revenues from operations in the first quarter of fiscal 2005 totaled $22,975,735, up from $19,266,908 in the first quarter of fiscal 2004.  Net gallons of denatured ethanol sold totaled 11,887,661 in the first quarter of fiscal 2005 compared to 12,194,292 gallons in the first quarter of fiscal 2004.  Increased revenues in the first quarter of fiscal 2005 resulted from an increase in the price of ethanol partially offset by less gallons of ethanol sold in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004.  While we anticipate continued strong demand for ethanol, we are uncertain as to the sustainability of current ethanol prices given the increasing ethanol supply as new plants begin production and existing plants continue to expand.

Other income and expense consisted of a loss of $217,975 in the first quarter of fiscal 2005 compared to income of $2,233,424 reported in the first quarter of fiscal 2004.  Reduced payments under the USDA Commodity Credit Corporation Bioenergy Program make up a majority of this change.  For the first quarter of fiscal 2005, program payments totaled $17,300 compared to $2,617,626 in the first quarter of fiscal 2004.  Since the Bioenergy Program is based on increases in production, the first quarter fiscal 2005 program payments were calculated based upon these increases.  The planned plant expansion is expected to earn additional program payments since the program is based upon incremental increases of production relative to previous years. The receipt of these additional program payments is subject to the continued availability of program funds, which may be reduced based upon increased participation in the program by new and expanding plants as well as decreased federal funding.

Our cost of goods sold for the first quarter of fiscal 2005 totaled $16,300,232, up from $15,402,488 in the first quarter of fiscal 2004.  Cost of good sold includes losses of $1,358,849 in the first quarter of fiscal 2005 related to our corn and natural gas derivative instruments, up from a loss of $317,129 in the first quarter of  fiscal 2004.  We recognize the gains or losses that result from the changes in the value of our derivative instruments in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  This loss was partially offset by the cash price being paid for corn.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating expenses for the first quarter of fiscal 2005 totaled $1,463,964, down from $1,568,721 reported in first quarter of fiscal 2004.  Reduced operating expenses in the first quarter of fiscal 2005 resulted from lower insurance and professional fees expenses than those we reported in the first quarter of fiscal 2004.

Expansion Plans

During fiscal 2005 we will be operating and expanding the ethanol plant.  Currently, the plant is operating in excess of design capacity, and is producing more than 40 million gallons per year as measured on a pro rata basis.  Certain inefficiencies result from operating the plant at levels in excess of the 40 million gallon per year guarantee.  These inefficiencies increase our per gallon cost of production.  In order to produce more ethanol, the production process must be shortened.  The effect of a shortened process is that ethanol content per unit is lost.  However, even with the increased cost per gallon of production, the additional income that we earn on the sale of additional gallons of ethanol covers the additional costs.

In connection with the expansion, we entered into an Agreement Between Owner and Design/Builder on the Basis of a Stipulated Price with ICM, Inc. on December 6, 2004.  The performance criteria stated in the agreement guarantees that the expansion will increase the plant’s annual ethanol production capacity to 52 million gallons per year from its current 40 million gallon annual production.  The agreement anticipates that the expansion will be completed by early May, 2005.  We have agreed to pay ICM, Inc. $4,600,000 under the agreement for the design and construction of this expansion.  ICM, Inc. has agreed to provide a one year warranty period for correction of defective construction.  The amount of damages that we can recover against ICM, Inc. for any breach of its obligations under the agreement, including, without limitation, damages related to ICM Inc.’s correction of defective construction is limited to $1,000,000.  We waive all claims for any consequential damages that may arise out of or relate to the agreement or the performance of the construction of the expansion of the ethanol plant.

Also in connection with financing the expansion of our plant, we entered into a Sixth Amendment to Construction Loan Agreement with First National Bank of Omaha.  Under this amendment, First National Bank of Omaha agreed to loan us up to $5,400,000 to finance the construction of the expansion of our existing ethanol plant.  During the construction period, we have agreed to pay interest only on a quarterly basis on the outstanding principal amount at a rate equal to the one month LIBOR rate plus 330 basis points.  Upon completion of the construction, the outstanding balance of this new expansion loan will be added to the principal balance of our Term Note #3 with First National Bank of Omaha relating to the original construction of our ethanol plant.  The maturity date of Term Note #3 is currently June 1, 2008.

We were required to pay First National Bank of Omaha an origination fee of $40,500 in connection with this new loan.  This loan is subject to all terms and conditions of our existing Construction Loan Agreement with First National Bank of Omaha, including the specific provisions regarding events of default and the granting of liens to secure our performance.  In the event of default, First National Bank of Omaha may accelerate the due date of the new loan and declare all obligations immediately due and payable.  All loan proceeds will be disbursed pursuant to a Construction Disbursement Agreement between us, First National Bank of Omaha, ICM, AgStar Financial Services ACA (the disbursing agent) and Old Republic National Title Insurance Company (the title company).

We expect the expansion to increase annual operating income by approximately $3,200,000 as a result of increasing revenue and operating efficiency.  There is no assurance that the expansion will reduce our operating costs or increase our operating income.  Our expansion projections are based upon our historical operating costs and historical revenues and there is no guarantee or assurance that our past financial performance can accurately predict future results especially in connection with expansion.  In addition, the expansion may cost more and may present additional challenges and risks that negatively impact our future financial performance.  There is no guarantee that the expansion will be completed on its anticipated completion date.

The following is our estimate of our costs for the next 12 months for the plant as it currently operates:

Corn Costs	$43,938,000
General and Administrative Costs	$6,988,000
Natural Gas Costs	$6,912,000
Chemical Costs	$5,029,000
Other Production Costs	$4,074,000

Total Operating Costs:	$66,941,000

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

Corn Supplies and Market Trends

The 2004 corn crop was the largest corn crop on record with national production at approximately 11.8 billion bushels and Iowa production at approximately 2.4 billion bushels. The 2004 corn supply is expected to outpace demand by approximately 1 billion bushels. As a result, we expect corn prices to remain at relatively low levels throughout the next quarter and into the 2005 spring planting season. However, as we near the spring corn planting season, we expect the grain market to begin focusing on prospects for the 2005 corn crop. Variables such as rainfall, planting dates, and temperatures will likely cause market uncertainty and create corn price volatility as the growing season begins.

Natural Gas Supplies and Market Trends

Natural gas is an important input to our manufacturing process.  We estimate that our natural gas usage is approximately 110,000 million British thermal units (“MMBTU”) per month. We use natural gas to dry our distillers grains products to moisture contents at which they can be stored for long periods and transported greater distances, so that we can market them to broader livestock markets, including poultry and swine markets in the continental United States.  Natural gas has recently been available only at prices exceeding historical averages.  These prices are increasing our costs of production.  We expect natural gas prices to remain high or increase at least through the 2005 winter months.

Liquidity and Capital Resources

Consolidated assets totaled $62,078,460 at December 31, 2004 compared to $59,828,204 at September 30, 2004.  Current assets totaled $14,539,184 at December 31, 2004 up from $11,946,926 at September 30, 2004.  The change resulted from increased unrestricted cash, which was $6,262,183 at December 31, 2004 compared to $3,907,380 at September 30, 2004.  Cash was accumulating in anticipation of a distribution of earnings to the partners, and anticipated expenditures resulting from the plant expansion.

Consolidated current liabilities totaled $7,989,625 at December 31, 2004 up from $4,966,488 at September 30, 2004.  The fair value of our derivative instruments, which consists primarily of corn futures contracts, has declined due to the reduction in the cash price of corn.  Our current liabilities has increased as a result. For a further discussion of changes in values of our derivative instruments see “Quantative and Qualitative Disclosures About Market Risk—Commodity Price Risk.”

Long-term debt, net of current maturities, totaled $13,806,504 at December 31, 2004 down from $19,572,989 at September 30, 2004.  This reduction resulted from a payment on our revolving Term Note #4 and our regularly scheduled loan payments on December 1, 2004.

Cash provided by operating activities was $8,371,673 for the first quarter of fiscal 2005 up from $7,028,912 for the first quarter of fiscal 2004.  This increase resulted from cash provided by derivative instrument transactions.

 The cash provided by operating activities was used for capital expenditures which totaled $574,425 for the first quarter of fiscal 2005 compared to $118,539 for the first quarter of fiscal 2004.  This increase reflects expenditures for the start of the plant expansion.  Additionally cash was used to pay down our debt by $5,442,445 in the first quarter of 2005 compared to $4,095,720 in the first quarter of fiscal 2004.

Short-Term Debt Sources

We have a revolving promissory note of up to $3,500,000 with First National Bank of Omaha through July 2005.  The interest payable on the revolving promissory note is due monthly at the one month LIBOR plus 2.80%, which totaled 5.08% at December 31, 2004.  The revolving promissory note is our operating line of credit.  We pay a commitment fee of 0.125% on the unused portion of the line.  The outstanding balance as of December 31, 2004, was $727.  The maximum available credit under this note is based on receivable and inventory balances.  Our current receivable and inventory balances are not sufficient to allow us to use the maximum amount of the operating line of credit.  As of December 31, 2004, the maximum amount available from the operating line of credit was approximately $2,785,000.  As the balances in these accounts fluctuate, the amount of available credit on this note may be reduced or increased subject to the maximum of $3,500,000.  The operating line of credit is subject to protective covenants requiring us to maintain various financial ratios.  The operating line of credit is secured by all business assets.

Long-Term Debt Sources

We have long-term debt financing consisting of three term notes held by First National Bank of Omaha and referred to as Term Notes #2, #3 and #4.  At December 31, 2004, the principal balance on Term Note #2 is $13,762,336.  Term Note #2 is payable in quarterly installments, which began on September 1, 2003.  Interest on Term Note #2 is at the three month LIBOR plus 2.80%, which totaled 5.20% as of December 31, 2004.  Term Note #2 is payable in full on June 1, 2008.  In order to achieve a fixed interest rate on Term Note #2, we entered into an interest rate swap which helps protect our exposure to increases in interest rates and the swap effectively fixes the interest rate on Term Note #2 at 5.79% until June 1, 2008.

At December 31, 2004, the principal balance on Term Note #3 is $2,717,535.  Term Note #3 is payable in quarterly installments which began on September 1, 2003.  Interest on Term Note #3 is at the three month LIBOR plus 2.80%, which totaled 5.20% as of December 31, 2004.  Term Note #3 is payable in full on June 1, 2008.  In order to protect our interest rate exposure on Term Note #3, we entered into an interest rate cap agreement based on a principal amount of $10,000,000.  As part of the financing agreement, we have agreed to an annual servicing fee of $50,000 for five years.  The financing agreement caps our interest rate at 6.80% for Term Note #3 until June 1, 2006.

At December 31, 2004, there was no principal balance on Term Note #4.  Term Note #4 is payable in quarterly installments which began on September 1, 2003.  Interest on Term Note #4 is at the one month LIBOR plus 2.80%.  Term Note #4 is payable in full on June 1, 2008.  Term Note #4 allows borrowings up to the original principal of $5,000,000 to the extent of principal payments made until maturity and requires a commitment fee of 0.375% on any unused portion.  At December 31, 2004, the aggregate indebtedness represented by Term Notes #2, #3 and #4 was $16,479,871.

We have capital lease obligations in the amount of $245,541, due in monthly installments initially totaling $6,850, and including implicit interest between 3.7% and 6.6% through March 1, 2008.  The capital lease obligations are secured by leased equipment.

We have a note in the amount of $170,139 payable to the Iowa Energy Center due in monthly installments of $3,472 without interest, maturing on January 29, 2009.  The note is secured by real estate and subordinated to the Term Notes.  We have a note with Farmers State Bank of Marcus, Iowa in the amount of $179,771 payable in monthly payments of $5,921, including interest at 6%, maturing on January 29, 2009.  The note is secured by real estate and subordinated to the Term Notes.  We have a note totaling $203,000 payable to the Iowa Department of Economic Development due in  monthly installments $1,667 without interest.  The note matures on July 1, 2009.  The note is secured by all equipment.

The notes payable to First National Bank at Omaha require additional loan payments based on excess cash flow generated by payments received from the USDA’s Commodity Credit Corporation, as discussed below.  This additional loan payment has a maximum annual payment of $3,000,000.

Bioenergy Program Payments

We are continuing to receive payments under the USDA’s Commodity Credit Corporation Bioenergy Program.  Although our fiscal 2004 program payments significantly impacted our cash flow, we do not expect future program payments to have the same impact.  We also do not anticipate receiving unpaid amounts for past pro rata reductions.

In the first quarter of fiscal 2005, accrued income from the Bioenergy Program totaled $17,300.  This represents a 66% reduction from the maximum program payment for the first quarter.  This reduction resulted from us receiving close to all of the funds we are currently eligible for under the terms of the program. A portion of this reduction may also be attributed to an increase in the number of eligible participants in the program, which reduces our share of the payments.

Since we are increasing our production capacity through our plant expansion, we will be eligible to receive additional Bioenergy payments.  Due to the size of the expansion, any program payments we receive in the future will be less than our original payments.  The receipt of these additional program payments is subject to the continued availability of program funds, which may be reduced based upon increased participation in the program by new and expanding plants as well as decreased federal funding.

Distribution to Unit Holders

No distributions were made to members during the fiscal quarter ended December 31, 2004.  On January 18, 2005, our Board of Directors, acting on behalf of the Company as general partner of LSCP, LLLP, approved a resolution authorizing the distribution of a maximum of $8,581,000 of earnings to partners.  The resolution provided the authority for the Board of Directors to make a distribution, but did not require any such distribution.  On the same date, our Board of Directors, acting on behalf of the Company, as general partner of LSCP, LLLP, declared a distribution of $4,000,000 from LSCP, LLLP to the partners.  LSCP, LLLP will make the distribution on or before March 1, 2005.  Because we own a 60.15% ownership interest of LSCP, LLLP, we will receive a distribution of $2,406,156.  We will distribute $2,406,145 of this to our unit holders.  We expect that this distribution will not affect our ability to maintain financial covenants and meet operating costs.

Covenants

The revolving promissory note and Term Notes #2, #3 and #4 are subject to numerous protective covenants requiring us to maintain various financial ratios.  Our failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving promissory note and terms notes and/or the imposition of fees, charges or penalties.  As of December 31, 2004, we were not in compliance with the debt service covenant resulting from additional payments.  First National Bank of Omaha has waived this violation through December 31, 2005.  For Term Notes #3 and #4, the premium above the LIBOR may be reduced based upon our achievement and maintenance of certain financial ratios.  The premium above LIBOR was reduced 100 basis points for the revolving promissory note and Term Notes #3 and #4 during the first quarter ended December 31, 2004.

Off-Balance Sheet Arrangements.

We currently have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results from holding a revolving promissory note and three term notes.  The specifics of each note are discussed in greater detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We entered into interest rate swap and interest rate cap agreements for the purpose of reducing our exposure to possible future changes in interest rates.  While our exposure is now greatly reduced, it is not eliminated.  A hypothetical 1% increase in interest rates applied to exposed liabilities as of December 31, 2004 would result in additional interest expense of approximately $20,000 for the remainder of fiscal 2005.

Commodity Price Risk

We are also exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process.  We seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they do not qualify for hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold.  For example, it is likely and we would generally expect that a 10% increase in the cash price of corn would produce a $203,830 increase in the fair value of our derivative instruments based on our positions at December 30, 2004.  Whereas a 10% decrease in the cash price of corn would produce a $203,830 decrease in the fair value of our derivative instruments based on our positions at December 31, 2004.

The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  As of December 31, 2004, the fair value of our derivative instruments for corn and natural gas is a liability in the amount of $2,038,297.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

To manage our corn price risk, our hedging strategy is designed to establish a price ceiling and floor for our corn purchases.  We have taken a net long position on our exchange traded futures and options contracts, which allows us to offset increases or decreases in the market price of corn.  The upper limit of loss on our futures contracts is the difference between the contract price and the cash market price of corn at the time of the execution of the contract. The upper limit of loss on our exchange traded and over-the-counter option contracts is limited to the amount of the premium we paid for the option.

We estimate that our expected corn usage is approximately 17 million bushels per year for the production of 48 million gallons of ethanol.  As of December 31, 2004, we have cash, futures, and option contract price protection in place for 100% of our expected corn usage through September 2005.  We have 10% of our expected corn usage protected by cash purchase contracts through January 2006.  As we move forward, additional protection may be necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  As we move forward into spring, additional price protection may be required to solidify our margins into fiscal year 2006.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects but are expected to produce long-term positive growth for the Company.

To manage our natural gas price risk, we entered into a natural gas purchase agreement with our supplier to supply us with natural gas, fixing the price at which we purchase natural gas. However, in order to reduce our price-risk exposure and benefit from any decreases in the price of natural gas, we have taken a net short position on  a portion of our natural gas requirements by using over-the-counter and New York Mercantile Exchange option contracts.  The upper limit of loss on this position is the premium price we paid for the option.

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

At the time we purchased price protection for natural gas, the market was experiencing a great deal of price uncertainty.  Due to this uncertainty, we purchased amounts of natural gas to fulfill most of the plant’s needs and implemented derivative instruments to allow us to benefit in the event natural gas prices declined.  Energy sector prices have increased and natural gas, as a portion of the total energy market, has responded with higher prices to be cost competitive with its alternatives.  The timing of the contracts is contingent upon market volatility and our ability to purchase natural gas to protect processing margins.  In the future, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production.

Item 4.  Controls and Procedures.

Our President and Chief Executive Officer, Stephen Roe, along with our Chief Financial Officer, Gary Grotjohn, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that the material information related to us is recorded, processed, summarized, and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

Our management, consisting of our President/Chief Executive Officer and Chief Financial Officer have also reviewed and evaluated any changes in our internal control over financial reporting that occurred as of December 31, 2004 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings.

                None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

                None.

Item 3.  Defaults Upon Senior Securities.

                None.

Item 4.  Submission of Matters to a Vote of Security Holders.

                None.

Item 5.  Other Information.

                None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)                                  The following exhibits are filed as part of this report.

10.1                           Agreement Between Owner and Design/Builder on the Basis of a Stipulated Price

10.2                           Sixth Amendment to Construction Loan Agreement

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

LITTLE SIOUX CORN PROCESSORS, L.L.C.

Date:	February 14, 2005	/s/ Stephen Roe
Stephen Roe
President and Chief Executive Officer

Date:	February 14, 2005	/s/ Gary Grotjohn
Gary Grotjohn
Chief Financial Officer