Form 10-Q
period 2005-03-31
LITTLE SIOUX CORN PROCESSORS LLC
filed 2005-05-13
CIK 1229899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended March 31, 2005

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

As of May 13, 2005, there were 10,941 units outstanding.

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Balance Sheet

	March 31	September 30
ASSETS	2005	2004
	(Unaudited)	(Audited)
Current Assets
Cash	$10,140,028	$3,907,380
Restricted cash	645,974	2,730,481
Trade accounts receivable	1,527,202	2,335,023
Other receivables	118,514	400,553
Inventory	1,545,466	2,084,604
Derivative instruments	604,069	—
Prepaid expenses	457,314	488,885
Total current assets	15,038,567	11,946,926

Property and Equipment
Land and improvements	2,757,709	2,753,225
Buildings	15,061,750	15,061,750
Processing equipment	28,338,256	28,226,013
Grain handling equipment	5,174,948	5,172,406
Rail and other equipment	1,234,781	1,214,322
Furniture and fixtures	181,168	160,042
Construction in progress	1,460,000
	54,208,612	52,587,758
Less accumulated depreciation	6,813,494	5,051,631
Net property and equipment	47,395,118	47,536,127

Other Assets
Deferred loan costs, net	291,396	345,151
Total other assets	291,396	345,151

Total Assets	$62,725,081	$59,828,204

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Balance Sheet

	March 31	September 30
LIABILITIES AND MEMBERS’ EQUITY	2005	2004
	(Unaudited)	(Audited)
Current Liabilities
Revolving promissory note	$1,128,009	$38,829
Current maturities of long-term debt	3,348,685	3,109,676
Trade accounts payable	780,231	1,337,513
Derivative instruments		181,579
Accrued liabilities	736,073	298,851
Distributions payable	2,945,493
Total current liabilities	8,938,491	4,966,448

Long-Term Debt, net of current maturities	13,074,524	19,572,989

Commitments and Contingencies

Minority Interest	16,375,455	14,207,003

Members’ Equity
Member contributions, 10,941 units outstanding	10,842,237	10,842,237
Retained earnings and earnings distributions	13,494,374	10,239,527
Total members’ equity	24,336,611	21,081,764

Total Liabilities and Members’ Equity	$62,725,081	$59,828,204

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	March 31	March 31
	2005	2004
	(Unaudited)	(Unaudited)

Revenues	$23,835,684	$20,203,296

Cost of Goods Sold	14,952,851	11,311,892

Gross Profit	8,882,833	8,891,404

Operating Expenses	1,412,791	1,504,058

Operating Income	7,470,042	7,387,346

Other Income (Loss)
Interest income	30,293	163
Interest expense	(235,144)	(415,492)
CCC Bio-Energy income	28,617	4,262,613
Grants and other income	81,420	60,465
Total other income (loss)	(94,814)	3,907,749

Net Income Before Minority Interest	7,375,228	11,295,095

Minority Interest in Subsidiary Income	2,965,331	4,715,589

Net Income	$4,409,897	$6,579,506

Weighted Average Units Outstanding	10,941	10,941

Net Income Per Unit	$403.06	$601.36

Distributions per unit	$379.88	$51.29

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

	Six Months Ended	Six Months Ended
	March 31	March 31
	2005	2004
	(Unaudited)	(Unaudited)

Revenues	$46,811,419	$39,470,204

Cost of Goods Sold	31,253,083	26,714,380

Gross Profit	15,558,336	12,755,824

Operating Expenses	2,876,755	3,072,779

Operating Income	12,681,581	9,683,045

Other Income (Loss)
Interest income	42,277	163
Interest expense	(505,719)	(818,458)
CCC Bio-Energy income	45,917	6,880,239
Grants and other income	104,736	79,229
Total other income (loss)	(312,789)	6,141,173

Net Income Before Minority Interest	12,368,792	15,824,218

Minority Interest in Subsidiary Income	4,957,679	6,596,137

Net Income	$7,411,113	$9,228,081

Weighted Average Units Outstanding	10,941	10,941

Net Income Per Unit	$677.37	$843.44

Distributions per unit	$379.88	$51.29

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	Six Months Ended	Six Months Ended
	March 31	March 31
	2005	2004
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$7,411,113	$9,228,081
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization	1,815,618	1,734,352
Provision for losses on trade accounts receivable		20,000
Minority interest in subsidiary’s income	4,957,679	6,596,137
Gain on hedging activity	—	312,777
Change in assets and liabilities:
Receivables	1,089,860	(6,218)
Restricted cash	2,084,507	12,902
Inventory	539,138	(329,750)
Derivative instruments	(785,648)	(5,980,865)
Prepaid expenses	31,571	(133,685)
Accounts payable	(557,282)	598,940
Accrued liabilities	437,222	(300,119)
Net cash provided by operating activities	17,023,778	11,752,552

Cash Flows from Investing Activities
Capital expenditures	(1,620,854)	(481,010)
Net cash used in investing activities	(1,620,854)	(481,010)

Cash Flows from Financing Activities
Proceeds (payments) from short-term debt	1,089,180	(762,662)
Payments of long-term debt	(6,259,456)	(8,092,756)
Distribution to minority interest	(1,593,844)	(435,276)
Distribution to members	(2,406,156)	(561,164)
Net cash used in financing activities	(9,170,276)	(9,851,858)

Net increase in cash	6,232,648	1,419,684

Cash – Beginning of Period	3,907,380	536,483

Cash – End of Period	$10,140,028	$1,956,167

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

	Six Months Ended	Six Months Ended
	March 31	March 31
	2005	2004
	(Unaudited)	(Unaudited)
Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$554,938	$898,085

Supplemental Disclosure of Noncash Investing and Financing Activities
Reduction in property and equipment due to debt forgiveness		$90,000
Distributions payable	$2,945,493

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2005

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

Nature of Business

The Company operates a 40 million gallon ethanol plant, located near Marcus, Iowa.  The plant commenced operations in April 2003.  The Company sells its production of ethanol, distillers grains and solubles, and modified wet distillers grains with solubles in the Continental United States.

Commodity Credit Corporation Bioenergy Program

The Company is enrolled in the Commodity Credit Corporation Bioenergy Program (CCC), a department of the United States Department of Agriculture.  This program enables the Company to receive payments based on increases in production of ethanol over the previous year of up to $7,500,000 per year.  New production is eligible and is considered increased production.  Payments under the program are subject to pro rata reduction if aggregate payments to all producers in any fiscal year exceed the maximum annual funding of the program.  For the three months and six months ended March 31, 2005, the Company recorded $28,617 and $45,917, respectively, as other income from the CCC.  For the three months and six months ended March 31, 2004, the Company had recorded $4,262,613 and $6,880,239, respectively, as other income from the CCC. At March 31, 2005, $26,000 remained in other receivables.

Derivative Instruments

At March 31, 2005, the Company had recorded an asset for derivative instruments related to corn and natural gas options and futures positions of $526,026 for forecasted purchases during fiscal 2005 and 2006.  None of the positions open at March 31, 2005 are designated as cash flow hedges.  The Company has recorded a gain of $130,854 in cost of goods sold related to its derivative instruments for the three months ended March 31, 2005, and a loss of $1,227,994 in cost of goods sold for the six months ended March 31, 2005.  The Company had recorded a gain of $5,128,799 and $4,811,670, respectively, in cost of goods sold related to its derivative instruments for the three months and six months ended March 31, 2004.

At March 31, 2005, the Company had an interest rate cap as described in Note 4 with a fair value of $78,043 recorded as an asset with derivative instruments.  The interest rate cap was not designated as a cash flow hedge.  The Company offset interest expense with the gain on the interest rate cap of $39,140 and $47,304, respectively, for the three months and six months ending March 31, 2005.  The Company charged interest expense with the loss on the interest rate cap of $54,073 and $49,721, respectively, for the three months and six months ending March 31, 2004.

2.  INVENTORY

Inventories consist of the following:

	March 31, 2005	September 30, 2004 *

Raw materials	$859,961	$1,279,912
Work in process	322,562	346,749
Finished goods	362,943	457,943

Totals	$1,545,466	$2,084,604

* Derived from audited consolidated financial statements.

3.  REVOLVING PROMISSORY NOTE

Under the terms of the financing agreement with the lending institution, the Company has a revolving promissory note of up to $3,500,000 maturing in July 2005; interest is due monthly at the one month London Interbank Offered Rate (LIBOR) plus 280 basis points which totaled 5.49% at March 31, 2005.  The Company pays a commitment fee of .125% on the unused portion of the revolving promissory note.  The outstanding balance at March 31, 2005 was $1,128,009.  The revolving promissory note as well as the term notes described in Note 4 are subject to protective covenants under a common financing agreement requiring the Company to maintain various financial ratios, including debt service coverage and minimum net worth and working capital requirements, secured by all business assets, and require additional loan payments based on excess cash flow.

4.  LONG–TERM DEBT

Long-term debt consists of the following at March 31, 2005:

	March 31 2005	September 30 2004*

Term note #2 payable to lending institution, see terms below.	$13,420,525	$14,099,113

Term note #3 payable to lending institution, see terms below.	2,246,275	3,177,819

Term note #4 payable to lending institution, see terms below.		4,564,175

Note payable to Iowa Energy Center, due in monthly payments of $3,472 without interest, maturing on January 29, 2009, secured by real estate, subordinated to term notes.	159,722	180,555

Note payable to bank due in monthly payments of $5,921 including interest at 6% maturing on January 29, 2009, secured by real estate, subordinated to term notes.	169,991	189,406

Note payable to Iowa Department of Economic Development, due in sixty monthly installments beginning August 1, 2004 of $1,167 without interest, payable in full on July 1, 2009, secured by all equipment.	199,500	206,500

Capital lease obligations, due in monthly installments initially totaling $6,768 commencing April 1, 2003 including implicit interest between 7.4% and 17.4% through March 1, 2008, secured by leased equipment.	227,196	265,097

Totals	$16,423,209	$22,682,665

Less amounts due within one year	3,348,685	3,109,676

Totals	$13,074,524	$19,572,989

* Derived from audited consolidated financial statements.

The Company obtained debt financing from a lending institution in the form of a revolving promissory note and term notes, referred to by the lending institution as term notes #2, #3, and #4.  Term note #2 has fixed principal payments due quarterly with interest at the three month LIBOR plus 280 basis points, which totaled 5.71% at March 31, 2005, payable in full on June 1, 2008.  As part of the financing agreement, the Company accepted a fixed rate option on term note #2 by entering into an interest rate swap which effectively fixes the interest rate on this term note at 5.79% until this term note is repaid on June 1, 2008.

Term note #3 bears interest at the three month LIBOR plus 280 basis points which totaled 5.71% at March 31, 2005.  Term note #4 bears interest at the one month LIBOR plus 280 basis points which totaled 5.49% at March 31, 2005.  Term notes #3 and #4 are payable in full on June 1, 2008.  The Company is required to make quarterly payments of $506,588 applied first to accrued interest on term note #4.  The remaining amount is applied to accrued interest on the term note #3 and then to principal until this note is repaid in full or until maturity.  After term note #3 is repaid, payments are applied first to accrued interest and then to principal on the term note #4 until paid in full or until maturity.  Term note #4 had no outstanding balance as of March 31, 2005.  Term note #4 allows subsequent borrowings up to the original $5,000,000 to the extent of principal payments made until maturity and requires a commitment fee of .375% on any used portion.

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

At March 31, 2005 and September 30, 2004, LSCP was in violation of the debt service covenant.  The lender has waived compliance with this violation at March 31, 2005 and September 30, 2004 and for the following year as it relates to this violation at March 31, 2005 and September 30, 2004.

The estimated maturities of long-term debt at March 31, 2005 are as follows:

2006	$3,348,685
2007	3,854,247
2008	3,719,570
2009	5,357,209
2010	143,498
Total long-term debt	$16,423,209

5.  MEMBERS’ EQUITY

On January 18, 2005 the Board of Directors declared a distribution of $4,000,000 from LSCP, LLLP to the partners, which was paid in February 2005.  Little Sioux Corn Processors LLC received $2,406,156 of this distribution that was paid to its members in February 2005.  On March 15, 2005, the Board of Directors, declared a distribution of $3,000,000 from LSCP, LLLP to the partners.  The cash distribution was made in April 2005.  Little Sioux Corn Processors LLC received $1,804,617 of this distribution.  After paying expenses of approximately $54,500, Little Sioux Corn Processors LLC distributed approximately $1,750,000 to its members in April 2005.

6.  RELATED PARTY TRANSACTIONS

For the three months and six months ending March 31, 2005, revenues from the sale of ethanol to Archer Daniels Midland (ADM) were approximately $20,477,000 and $40,069,000, respectively.  For the three months and six months ending March 31, 2004, revenues from the sale of ethanol to ADM were approximately $17,035,000 and $33,365,000, respectively.  ADM markets all of the ethanol sold by LSCP and receives a marketing fee.  The Company incurred marketing expenses of approximately $125,000 and $244,000, respectively, to ADM for the three months and six months ended March 31, 2005.  The Company incurred marketing expenses of approximately $120,000 and $243,000, respectively, to ADM for the three months and six months ended March 31, 2004.  At March 31, 2005 and 2004, amounts due from ADM approximated 91% and 72%, respectively, of trade accounts receivable.

In the three months and six months ended March 31, 2005, LSCP purchased approximately $806,300 and $2,087,000, respectively, in corn from members of the LLC.  In the three months and six months ended March 31, 2004, LSCP purchased approximately $1,216,000 and $1,769,000, respectively, in corn from members of the LLC.

7.  COMMITMENTS AND CONTINGENCIES

Natural Gas and Corn Contracts

At March 31, 2005, the Company has forward contracts to purchase approximately 630,000 million British thermo units (MMBTU) of natural gas during the April 2005 through October 2005 time period at $5.03.

At March 31, 2005, the Company has forward contracts to purchase approximately 3,623,000 bushels of corn at prices ranging from $1.83 to $2.65 per bushel through March 2006.

Construction in Progress

The Company estimates its costs to complete the construction of assets not yet placed in service to be approximately $3,940,000 as of March 31, 2005.

8. SUBSEQUENT EVENTS

In April 2005, the Company established a deferred compensation plan for certain employees providing supplemental benefits.  Costs of the plan are recognized during the employee’s service period for the Company so that the benefits are accrued when payments begin.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties, including, but not limited to those listed below and those business risks and factors described elsewhere in this report and our other Securities and Exchange Commission filings.

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

Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this report.  We are not under any duty to update the forward-looking statements contained in this report.  We cannot guarantee future results, levels of activity, performance or achievements.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect.  We qualify all of our forward-looking statements by these cautionary statements.

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

Since April 2003, we have been engaged in the production of ethanol and distillers grains at our ethanol plant near Marcus, Iowa.  From the date of the commencement of plant operations, the plant’s production capacity has consistently exceeded the 40 million gallon per year production guarantee provided by the general contractor.  Our revenues are derived from the sale and distribution of our ethanol and distillers grains throughout the continental United States.

 On August 17, 2004 the board of directors determined that it was in the best interests of the Company to expand the plant’s ethanol production capacity from 40 million gallons per year to 52 million gallons per year.  We have begun construction of the expansion and anticipate completion by May 2005.

We are subject to industry-wide factors that directly affect our revenues and profits.  These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains are made; the cost of natural gas, which we use in the production of ethanol and distillers grains; dependence on one or a few major customers who market and distribute our products; the intensely competitive nature of our industry; possible legislation at the federal, state, and/or local level; changes in federal ethanol tax incentives; and the cost of complying with the extensive environmental laws that regulate our industry.

Results of Operations for the Three Months Ended March 31, 2005 and 2004

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our consolidated statements of operations for the three months ended March 31, 2005 and March 31, 2004:

	March 31, 2005		March 31, 2004
	Amount	%	Amount	%
Revenues	$23,835,684	100.0	$20,203,296	100.0
Cost of Goods Sold	14,952,851	62.7	11,311,892	56.0
Gross Profit	8,882,833	37.3	8,891,404	44.0

Operating Expenses	1,412,791	5.9	1,504,058	7.4

Operating Income (Loss)	7,470,042	31.3	7,387,346	36.6

Other Income (Expense)	(94,814)	0.4	3,907,749	19.3

Net Income Before Minority Interest	7,375,228	30.9	11,295,095	55.9

Revenues

The increase in revenues from the three months ended March 31, 2005 compared to the three months ended March 31, 2004 is due primarily to an increase in the price we received for our ethanol.  The per gallon price we received for our ethanol sold in the three months ended March 31, 2005 increased approximately 15% over the prices we received in the three months ended March 31, 2004.

While we anticipate continued strong demand for ethanol, we are uncertain as to the sustainability of current ethanol prices given the increasing ethanol supply as new plants begin production and existing plants continue to expand.  The total production of ethanol is at an all time high.  In 2004, 81 ethanol plants located in 20 states produced 3.41 billion gallons.  The recent downward price trend in ethanol may be a reflection of excess supply in the market.  A greater supply of ethanol on the market from other plants could reduce the price we are able to charge for our ethanol.  This would have a negative impact on our revenues.

If legislation is passed requiring the use of renewable fuels, however, the demand for ethanol may increase.  On March 17, 2005, a bipartisan bill containing a proposed Renewable Fuels Standard was introduced in the U.S. Senate by Senators Dick Lugar of Indiana and Tom Harkin of Iowa.  The Lugar/Harkin bill creates a Renewable Fuels Standard that would require the use of 4 billion gallons of renewable fuels in 2006 increasing to 8 billion gallons by 2012.  The bill is a national flexible program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective.  In addition, the bill eliminates the reformulated gasoline (“RFG”) oxygenate standard, enhances RFG air quality requirements and improves the credit and waiver provisions of the RFS package.  There is no assurance or guarantee that Congress will pass RFS legislation or that any RFS legislation approved by Congress will contain provisions sufficiently favorable to the ethanol industry to increase demand.

On March 15, 2005, the board of directors approved a $1,850,000 capital expenditure to install a corn oil segregation unit.  Corn oil is a co-product of the ethanol industry and until recently has been sold as an energy component of our distillers grains.  Corn oil in its raw form can be used as livestock feed, as a fuel under certain operating conditions, refined into bio-diesel fuel, or refined for human consumption.  We project this investment will increase our revenues by approximately $1,200,000 million annually, but the actual impact on our revenues could vary.  The equipment is not scheduled for installation until mid-summer 2005. We intend to initially market the unrefined corn oil to the animal feed and bio-diesel markets for a 6 month period after startup to assure that quality specifications can be maintained.  In the long term, corn oil could work its way into the human food chain.  Specific details regarding market penetration into the human food chain are unknown at this time since corn oil extraction in a dry mill situation such as ours has not yet been proven.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues were 62.7% and 56.0% for the three months ended March 31, 2005 and 2004, respectively.  The increase in our cost of goods sold from period to period is primarily due to changes in the fair value of derivative instruments.  Our cost of goods sold includes a gain of $130,854 in the second quarter of fiscal 2005 related to our corn and natural gas derivative instruments, down from a gain of $5,128,799 in the second quarter of fiscal 2004.  We recognize the gains or losses that result from the changes in the value of our derivative instruments in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We partially offset these losses with the cash price we paid for corn.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

The 2004 corn crop was the largest corn crop on record with national production at approximately 11.8 billion bushels and Iowa production at approximately 2.4 billion bushels. Corn supplies during the 2004-2005 marketing year are expected to outpace demand by approximately 2.2 billion bushels. As a result, we expect corn prices to remain at relatively low levels throughout the next quarter and into the 2005 spring planting season. However, as we near the spring corn planting season, we expect the grain market to begin focusing on prospects for the 2005 corn crop. Variables such as rainfall, planting dates, and temperatures will likely cause market uncertainty and create corn price volatility as the growing season begins.

Natural gas has recently been available only at prices exceeding historical averages.  These prices are increasing our costs of production.  We expect natural gas prices to remain high or increase at least through the 2005 summer months.

Operating Expenses

Our operating expenses as a percentage of revenues were 5.9% and 7.4% for the three months ended March 31, 2005 and 2004, respectively.  Our operating expenses have remained fairly level from period to period.  Although we can give no assurances, the plant expansion may increase our operating efficiency which would maintain or lower our operating expenses as a percentage of our revenues.

Operating Income

Our income from operations for the three months ended March 31, 2005 was similar to the income from operations reported for the three months ended March 31, 2004.  The increase in sales revenue for the three months ended March 31, 2005 was offset by the increase in Cost of Goods Sold for the same period.  We expect the expansion of our plant from its current 40 million gallon annual production to 52 million gallon annual production to increase annual operating income by approximately $3,200,000 as a result of increasing revenue and operating efficiency.  There is no assurance that the expansion will reduce our operating costs or increase our operating income.  Our expansion projections are based upon our historical operating costs and historical revenues and there is no guarantee or assurance that our past financial performance can accurately predict future results especially in connection with expansion.  In addition, the expansion may cost more and may present additional challenges and risks that negatively impact our future financial performance.  There is no guarantee that the expansion will be completed on its anticipated completion date.

Other Income (Expense)

Our other income (expense) as a percentage of revenues was (0.4%) and 19.3% for the three months ended March 31, 2005 and 2004, respectively.  We have seen a large fluctuation in other income due in large part to a reduction in the payments from the USDA Commodity Credit Corporation Bioenergy Program.   These payments are based upon increases in ethanol production relative to previous years.  Accordingly, we received the bulk of the payments we are eligible to receive in the first years of operation and future payments will be much lower.  While we continue to receive payments under the USDA’s Commodity Credit Corporation Bioenergy Program, we do not expect future program payments to have the same impact on cash flow as the have in the past.  We also do not anticipate receiving unpaid amounts for past pro rata reductions.

In the second quarter of fiscal 2005, accrued income from the Bioenergy Program totaled $26,000.  This represents a 66% reduction from the maximum program payment for the second quarter.  This reduction resulted from us receiving close to all of the funds we are currently eligible for under the terms of the program. A portion of this reduction may also be attributed to an increase in the number of eligible participants in the program, which reduces our share of the payments.

Since we are increasing our production capacity through our plant expansion, we will be eligible to receive additional Bioenergy payments.  Due to the size of the expansion, any program payments we receive in the future will be significantly less than our original payments.  The receipt of these additional program payments is subject to the continued availability of program funds, which may be reduced based upon increased participation in the program by new and expanding plants as well as decreased federal funding.  The Bioenergy program is scheduled to expire at the end of the 2006 fiscal year.

Results of Operations for the Six Months Ended March 31, 2005 and 2004

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our consolidated statements of operations for the six months ended March 31, 2005 and March 31, 2004:

	March 31, 2005		March 31, 2004
	Amount	%	Amount	%
Revenues	$46,811,419	100.0	$39,470,204	100.0
Cost of Goods Sold	31,253,083	66.8	26,714,380	67.7
Gross Profit	15,558,336	33.2	12,755,824	32.3

Operating Expenses	2,876,755	6.1	3,072,779	7.8

Operating Income (Loss)	12,681,581	27.1	9,683,045	24.5

Other Income (Expense)	(312,789)	0.7	6,141,173	15.6

Net Income Before Minority Interest	12,368,792	26.4	15,824,218	40.1

Revenues

The increase in revenues from the six months ended March 31, 2005 compared to the six months ended March 31, 2004 was again primarily due to the increase in the sales price per gallon of our ethanol.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues were 66.8% and 67.7% for the six months ended March 31, 2005 and 2004, respectively.  Although our cost of goods sold increased from the six months ended March 2004 to the six months ended March 2005, our cost of goods sold as a percentage of our total revenues decreased slightly.  Our cost of goods sold fluctuate largely based on the market prices of corn and natural gas and our derivative instruments are intended to minimize such fluctuations.

Operating Expenses

Our operating expenses as a percentage of revenues were 6.1% and 7.8% for the six months ended March 31, 2005 and 2004, respectively.  Our operating expenses have remained fairly level from period to period.  We expect this trend to continue or possibly improve once the plant expansion is complete.

Operating Income

Our income from operations increased from period to period due primarily to the increase in our revenues.  As discussed, we expect the expansion to positively affect this upward trend, however, we can give no assurance that the expansion will result in an increase in our operating income.

Other Income (Expense)

Our other income (expense) as a percentage of revenues were 0.7% and 15.6% for the six months ended March 31, 2005 and 2004, respectively.  As previously stated, these fluctuations are due to a reduction in the payments coming from the USDA Commodity Credit Corporation Bioenergy Program.

Changes in Financial Condition for the Six Months Ended March 31, 2005

Consolidated assets totaled $62,725,081 at March 31, 2005 compared to $59,828,204 at September 30, 2004.  Current assets totaled $15,038,567 at March 31, 2005 up from $11,946,926 at September 30, 2004.  The change resulted from increased cash, which was $10,140,028 at March 31, 2005 compared to $3,907,380 at September 30, 2004.  We were accumulating cash in anticipation of a distribution of earnings to the partners and our members and in anticipation of an increase in expenditures resulting from the plant expansion.

Consolidated current liabilities totaled $8,938,489 at March 31, 2005 up from $4,966,488 at September 30, 2004.  The increase resulted mainly from a declared earnings distribution to owners of $2,945,493 which was unpaid as of March 31, 2005, and an increase in our revolving line of credit which totaled $1,128,009 as of March 31, 2005 compared to $38,829 on September 30, 2004.  We used the funds derived from the line of credit for normal operating expenses.

Long-term debt, net of current maturities, totaled $13,074,524 at December 31, 2004 down from $19,572,989 at September 30, 2004.  This reduction resulted from a payment on our revolving Term Note #4 and our regularly scheduled loan payments on December 1, 2004 and March 1, 2005.

Liquidity and Capital Resources

Cash provided by operating activities was $17,023,778 from the first six months of fiscal 2005 up from $11,752,552 for the first six months of fiscal 2004.  This increase resulted in continued profitable operations due to a favorable spread between the price of corn and the price of ethanol.  Our capital needs are being adequately met through cash from our operating activities and our current credit facilities.  Other than the capital needed to fund our expansion, we do not foresee a need to access any additional capital.

We used cash provided by operating activities for capital expenditures relating to plant expansion which totaled $1,620,854 for the first six months of fiscal 2005 compared to $481,010 for the first six months of fiscal 2004.  This increase reflects expenditures for the plant expansion.  We used cash to pay down our debt by

$6,259,456 in the first six months of fiscal 2005 compared to $8,092,756 in the first six months of fiscal 2004.  Additionally, the total amount of cash we distributed to partners and members totaled $4,000,000 in the first six months of fiscal 2005 compared to $996,440 in the first six months of fiscal 2004.

We are in the process of expanding our plant to increase our ethanol production to 52 million gallon per year.   We entered into an agreement with ICM, Inc in which we have agreed to pay $4,600,000 to ICM, Inc. for the design and construction of the expansion.  We also entered into a Sixth Amendment to Construction Loan Agreement with First National Bank of Omaha in which they agreed to loan us up to $5,400,000 to finance the construction of the expansion.  During the construction period, we have agreed to pay First National Bank of Omaha interest only on a quarterly basis on the outstanding principal amount at a rate equal to the one month LIBOR rate plus 330 basis points.  Upon completion of the construction, the outstanding balance of this new expansion loan will be added to the principal balance of our Term Note #3 with First National Bank of Omaha relating to the original construction of our ethanol plant.  The maturity date of Term Note #3 is currently June 1, 2008.

We have paid approximately $1,620,854 in connection with the expansion and anticipate construction to be complete by May 2005.  In addition to our capital expenditures for the plant construction, we also expect to purchase a corn oil segregation unit at an installed cost of $1,850,000.  Therefore, we anticipate that capital expenditures for the remainder of fiscal 2005 will be approximately $5,600,000, including the costs to complete the plant expansion and purchase the corn oil segregation unit.

Short-Term Debt Sources

We have a revolving promissory note of up to $3,500,000 with First National Bank of Omaha through July 2005.  The interest payable on the revolving promissory note is due monthly at the one month LIBOR plus 2.80%, which totaled 5.49% at March 31, 2005.  The revolving promissory note is our operating line of credit.  We pay a commitment fee of 0.125% on the unused portion of the line.  The outstanding balance as of March 31, 2005, was $1,128,009.  The maximum available credit under this note is based on receivable and inventory balances.  Our current receivable and inventory balances are not sufficient to allow us to use the maximum amount of the operating line of credit.  As of March 31, 2005, the maximum amount available from the operating line of credit was approximately $1,672,000.  As the balances in these accounts fluctuate, the amount of available credit on this note may be reduced or increased subject to the maximum of $3,500,000.  The operating line of credit is subject to protective covenants requiring us to maintain various financial ratios.  The operating line of credit is secured by all business assets.

Long-Term Debt Sources

We have long-term debt financing consisting of three term notes held by First National Bank of Omaha and referred to as Term Notes #2, #3 and #4.  At March 31, 2005, the principal balance on Term Note #2 is $13,420,526.  Term Note #2 is payable in quarterly installments.  Interest on Term Note #2 is at the three month LIBOR plus 2.80%, which totaled 5.71% as of March 31, 2005.  Term Note #2 is payable in full on June 1, 2008.  In order to achieve a fixed interest rate on Term Note #2, we entered into an interest rate swap which helps protect our exposure to increases in interest rates and the swap effectively fixes the interest rate on Term Note #2 at 5.79% until June 1, 2008.

At March 31, 2005, the principal balance on Term Note #3 is $2,246,275.  Term Note #3 is payable in quarterly installments.  Interest on Term Note #3 is at the three month LIBOR plus 2.80%, which totaled 5.71% as of March 31, 2005.  Term Note #3 is payable in full on June 1, 2008.  In order to protect our interest rate exposure on Term Note #3, we entered into an interest rate cap agreement based on a principal amount of $10,000,000.  The financing agreement caps our interest rate at 6.80% for Term Note #3 until June 1, 2006.  As part of the financing agreement, we have agreed to an annual servicing fee of $50,000 for five years.

At March 31, 2005, there was no principal balance on Term Note #4.  Term Note #4 is payable in quarterly installments.  Interest on Term Note #4 is at the one month LIBOR plus 2.80%.  Term Note #4 is payable in full on June 1, 2008.  Term Note #4 allows borrowings up to the original principal of $5,000,000 to the extent of principal payments made until maturity and requires a commitment fee of 0.375% on any unused portion.  At March 31, 2005, the aggregate indebtedness represented by Term Notes #2, #3 and #4 was $15,666,801.

We have capital lease obligations in the amount of $227,197, due in monthly installments initially totaling $6,850, and including implicit interest between 3.7% and 6.6% through March 1, 2008.  The capital lease obligations are secured by leased equipment.

We have a note in the amount of $159,721 payable to the Iowa Energy Center due in monthly installments of $3,472 without interest, maturing on January 29, 2009.  The note is secured by real estate and subordinated to the Term Notes.  We have a note with Farmers State Bank of Marcus, Iowa in the amount of $169,991 payable in monthly payments of $5,921, including interest at 6%, maturing on January 29, 2009.  The note is secured by real estate and subordinated to the Term Notes.  We have a note totaling $199,500 payable to the Iowa Department of Economic Development due in  monthly installments $1,667 without interest.  The note matures on July 1, 2009.  The note is secured by all equipment.

The notes payable to First National Bank at Omaha require additional loan payments based on excess cash flow generated by payments received from the USDA’s Commodity Credit Corporation, as discussed below.  This additional loan payment has a maximum annual payment of $3,000,000.

Covenants

The revolving promissory note and Term Notes #2, #3 and #4 are subject to numerous protective covenants requiring us to maintain various financial ratios.  Our failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving promissory note and terms notes and/or the imposition of fees, charges or penalties.  As of March 31, 2005, we were not in compliance with the debt service covenant resulting from additional payments.  First National Bank of Omaha has waived this violation through March 31, 2006.  For Term Notes #3 and #4, the premium above the LIBOR may be reduced based upon our achievement and maintenance of certain financial ratios.

Off-Balance Sheet Arrangements.

We currently have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results from holding a revolving promissory note and three term notes.  The specifics of each note are discussed in greater detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We entered into interest rate swap and interest rate cap agreements for the purpose of reducing our exposure to possible future changes in interest rates.  While our exposure is now greatly reduced, it is not eliminated.  A hypothetical 1% increase in interest rates applied to exposed liabilities as of March 31, 2005 would result in additional interest expense of approximately $20,000 for the remainder of fiscal 2005.

Commodity Price Risk

We are also exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process.  We seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are marking to market our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold.  For example, it is likely and we would generally expect that a 10% increase in the cash price of corn would produce an increase in the fair value of our derivative instruments equal to approximately $52,600 based on our positions at

March 31, 2005.  Whereas a 10% decrease in the cash price of corn would produce a corresponding decrease in the fair value of our derivative instruments equal to approximately $52,600 based on our positions at March 31, 2005.

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  As of March 31, 2005, the fair value of our derivative instruments for corn and natural gas is an asset in the amount of $526,026.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

We estimate that our expected corn usage is approximately 17 million bushels per year for the production of 48 million gallons of ethanol.  As of March 31, 2005, we have cash, futures, and option contract price protection in place for 100% of our expected corn usage through September 2005.   We have approximately 74% of our expected corn usage for fiscal year ended September 30, 2006 using CBOT futures and options and Over the Counter option contracts.  As we move forward, additional protection may be necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  As we move forward into spring, additional price protection may be required to solidify our margins into fiscal year 2006.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects but are expected to produce long-term positive growth for us.

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

Item 4.  Controls and Procedures.

Our President/Chief Executive Officer, Stephen Roe, along with our Chief Financial Officer, Gary Grotjohn, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that the material information related to us is recorded, processed, summarized, and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

Our management, consisting of our President/Chief Executive Officer and Chief Financial Officer have also reviewed and evaluated any changes in our internal control over financial reporting that occurred as of March 31, 2005 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)                                  We held our 2005 annual members meeting on Thursday, March 24, 2005.  The meeting was reconvened and finally adjourned on Friday, March 25, 2005.

(b)                                 At the annual members meeting, the members elected Daryl Haack, Dale Arends and Ron Wetherell to our board of directors in an uncontested election to serve until the 2008 annual members meeting and until their successors are duly elected and qualified.  The other directors whose terms of office continued after the meeting are Vince Davis, Darrell Downs, Doug Lansink, Verdell Johnson, Timothy Ohlson, and Myron Pingel.

(c)                                In addition to electing directors, the members voted on the following three proposals:

(1)                                  To approve an amendment to the our operating agreement to allow a majority of the membership units present at an annual or special meeting of the members to take action on certain matters;

(2)                                  To approve an amendment to our operating agreement to recognize a transfer of units as taking place on the first day of the month following the transfer for purposes of allocating profit or loss or distributions to the units; and

(3)                                  To approve an amendment to our operating agreement to provide for the election of Class A Directors through the use of straight (plurality) voting whereby the nominee receiving the greatest number of votes relative to the votes cast for their competitors shall be elected as a Class A Director.

The members elected all directors nominees in an uncontested election and approved all proposed amendments to the Company’s operating, by the following votes, respectively. There were no broker nonvotes on any of the matters voted on at the annual members meeting.

Proposals 1 – 3:  Amendments to the Company’s Operating Agreement:

	For	Against	Abstain
Proposal #1	5,560	264	38
Proposal #2	5,802	20	40
Proposal #3	5,635	178	49

Proposal 4—Election of Directors:

	For	Withheld	Abstain
Daryl Haack	5,545	197	120
Dale Arends	5,652	190	20
Ron Wetherell	5,662	190	10

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)                                  The following exhibits are filed as part of this report.

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

LITTLE SIOUX CORN PROCESSORS, L.L.C.

Date:	May 13, 2005	/s/ Stephen Roe
Stephen Roe
President and Chief Executive Officer

Date:	May 13, 2005	/s/ Gary Grotjohn
Gary Grotjohn
Chief Financial Officer