Form 10-Q
period 2005-06-30
LITTLE SIOUX CORN PROCESSORS LLC
filed 2005-08-15
CIK 1229899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended June 30, 2005

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

As of August 15, 2005, there were 10,941 units outstanding.

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Balance Sheet

	June 30	September 30
ASSETS	2005	2004
	(Unaudited)	(Audited)

Current Assets
Cash	$12,658,035	$3,907,380
Restricted cash	—	2,730,481
Trade accounts receivable	2,465,303	2,335,023
Other receivables	48,999	400,553
Inventory	1,857,994	2,084,604
Derivative instruments	823,900
Prepaid expenses	1,044,737	488,885
Total current assets	18,898,968	11,946,926

Property and Equipment
Land and improvements	2,762,709	2,753,225
Buildings	15,061,750	15,061,750
Processing equipment	28,338,256	28,226,013
Grain handling equipment	5,174,948	5,172,406
Rail and other equipment	1,248,520	1,214,322
Furniture and fixtures	190,143	160,042
Construction in progress	4,601,618
	57,377,944	52,587,758
Less accumulated depreciation	7,700,018	5,051,631
Net property and equipment	49,677,926	47,536,127

Other Assets
Deferred loan costs, net	264,518	345,151
Total other assets	264,518	345,151

Total Assets	$68,841,412	$59,828,204

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Balance Sheet

	June 30	September 30
LIABILITIES AND MEMBERS’ EQUITY	2005	2004
	(Unaudited)	(Audited)
Current Liabilities
Revolving promissory note	$909	$38,829
Current maturities of long-term debt	3,641,184	3,109,676
Trade accounts payable	1,159,829	1,337,513
Derivative instruments		181,579
Accrued liabilities	1,141,275	298,851
Total current liabilities	5,943,197	4,966,448

Long-Term Debt, net of current maturities	15,039,411	19,572,989

Commitments and Contingencies

Minority Interest	19,234,397	14,207,003

Members’ Equity
Member contributions, 10,941 units outstanding at June 30, 2005 and September 30, 2004	10,842,237	10,842,237
Retained earnings	17,782,170	10,239,527
Total members’ equity	28,624,407	21,081,764

Total Liabilities and Members’ Equity	$68,841,412	$59,828,204

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	June 30	June 30
	2005	2004
	(Unaudited)	(Unaudited)

Revenues	$23,101,306	$21,497,087

Cost of Goods Sold	14,434,723	23,237,225

Gross Profit	8,666,583	(1,740,138)

Operating Expenses	1,387,129	1,483,002

Operating Income (Loss)	7,279,454	(3,223,140)

Other Income (Expense)
Interest income	33,934	6,368
Interest expense	(287,302)	(281,079)
CCC Bio-Energy income	95,485	(439,450)
Grants and other income	25,167	37,129
Total other expense	(132,716)	(677,032)

Net Income (Loss) Before Minority Interest	7,146,738	(3,900,172)

Minority Interest in Sudsidiary Income (Loss)	2,858,942	(1,592,236)

Net Income (Loss)	$4,287,796	$(2,307,936)

Basic and Diluted Weighted Average Units Outstanding	10,941	10,941

Basic and Diluted Net Income (Loss) Per Unit	$391.90	$(210.94)

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

	Nine Months Ended	Nine Months Ended
	June 30	June 30
	2005	2004
	(Unaudited)	(Unaudited)

Revenues	$69,912,725	$60,967,291

Cost of Goods Sold	45,687,806	49,951,605

Gross Profit	24,224,919	11,015,686

Operating Expenses	4,263,884	4,555,781

Operating Income	19,961,035	6,459,905

Other Income (Expense)
Interest income	76,211	6,531
Interest expense	(793,021)	(1,099,537)
CCC Bio-Energy income	141,402	6,440,789
Grants and other income	129,903	116,358
Total other income (expense)	(445,505)	5,464,141

Net Income Before Minority Interest	19,515,530	11,924,046

Minority Interest in Sudsidiary Income	7,816,621	5,003,901

Net Income	$11,698,909	$6,920,145

Basic and Diluted Weighted Average Units Outstanding	10,941	10,941

Basic and Diluted Net Income (Loss) Per Unit	$1,069.27	$632.50

Distributions Per Unit	$379.88	$51.29

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	June 30	June 30
	2005	2004
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$11,698,909	$6,920,145
Adjustments to reconcile net income to net
cash from operations:
Depreciation and amortization	2,729,020	2,599,857
Minority interest in subsidiary’s income	7,816,621	5,003,901
Gain on hedging activity		312,777
Change in assets and liabilities:
Restricted cash	2,730,481	12,902
Receivables	221,274	2,063,002
Inventory	226,610	(631,556)
Derivative instruments	(1,005,479)	(851,254)
Prepaid expenses	(555,852)	(341,107)
Accounts payable	(177,684)	1,032,008
Accrued liabilities	842,424	(122,649)
Net cash provided by operating activities	24,526,324	15,998,026

Cash Flows from Investing Activities
Capital expenditures	(1,674,372)	(760,383)
Net cash used in investing activities	(1,674,372)	(760,383)

Cash Flows from Financing Activities
Payments on short-term debt	(37,920)	(770,930)
Payments of long-term debt	(7,117,884)	(12,064,533)
Distribution to minority interest	(2,789,227)	(435,276)
Distribution to members	(4,156,266)	(561,164)
Net cash used in financing activities	(14,101,297)	(13,831,903)

Net increase in cash	8,750,655	1,405,740

Cash – Beginning of Period	3,907,380	536,483

Cash – End of Period	$12,658,035	$1,942,223

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

	Nine Months Ended	Nine Months Ended
	June 30	June 30
	2005	2004
	(Unaudited)	(Audited)
Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$847,247	$1,238,032

Supplemental Disclosure of Noncash Investing and Financing Activities
Reduction in property and equipment due to debt forgiveness		$90,000

Equipment acquired through contruction note	$3,115,814

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2005

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

Nature of Business

The Company operates a 52 million gallon ethanol plant, located near Marcus, Iowa.  The plant commenced operations in April 2003.   In July 2005, the Company completed its expansion, from a 40 million gallon plant to 52 million gallon plant.  The Company sells its production of ethanol, distiller’s grains and solubles, and modified wet distillers grains with solubles in the Continental United States.

Commodity Credit Corporation Bioenergy Program

The Company is enrolled in the Commodity Credit Corporation Bioenergy Program (CCC), a department of the United States Department of Agriculture.  This program enables the Company to receive payments based on increases in production of ethanol over the previous year of up to $7,500,000 per year.  New production is eligible and is considered increased production.  Payments under the program are subject to pro rata reduction if aggregate payments to all producers in any fiscal year exceed the maximum annual funding of the program.  For the three months and nine months ended June 30, 2005, the Company recorded $95,485 and $141,402, respectively, as other income from the CCC.  For the three months and nine months ended June 30, 2004, the Company had recorded $439,450 loss and $6,440,789 gain, respectively, as other income from the CCC. At June 30, 2005, $85,000 remained in other receivables.

Derivative Instruments

At June 30, 2005, the Company had recorded an asset for derivative instruments related to corn options and futures positions of $765,907 for forecasted purchases during fiscal 2005 and 2006.  None of the positions open at June 30, 2005 are designated as cash flow hedges.  The Company has recorded a loss of $477,395 in cost of goods sold related to its derivative instruments for the three months ended June 30, 2005, and a loss of $1,705,390 in cost of goods sold for the nine months ended June 30, 2005.  The Company had recorded a loss of $6,135,977 and $1,324,264, respectively, in cost of goods sold related to its derivative instruments for the three months and nine months ended June 30, 2004.

At June 30, 2005, the Company had an interest rate cap as described in Note 5 with a fair value of $57,993 recorded as an asset with derivative instruments.  The interest rate cap was not designated as a cash flow hedge.  The Company offset interest expense with a $20,050 loss and $27,253 gain, on the interest rate cap, respectively, for the three months and nine months ending June 30, 2005.  The Company charged interest expense with the gain on the interest rate cap of $43,764 and a loss of $5,957, respectively, for the three months and nine months ending June 30, 2004.

2.  INVENTORY

Inventories consist of the following:

	June 30, 2005	September 30, 2004 *

Raw materials	$1,008,997	$1,279,912
Work in process	493,516	346,749
Finished goods	355,481	457,943

Totals	$1,857,994	$2,084,604

* Derived from audited consolidated financial statements.

3.              CONSTRUCTION IN PROGRESS

Amounts included in construction in progress as of June 30, 2005 are as follows

Construction costs	$4,575,092
Capitalized interest	26,526

Total	$4,601,618

The Company capitalized interest during the construction period of $26,526 during the quarter ended June 30, 2005.

4.  REVOLVING PROMISSORY NOTE

Under the terms of the financing agreement with the lending institution, the Company has a revolving promissory note of up to $3,500,000, subject to borrowing base limitations. In July 2005, the lending institution renewed the revolving promissory note until March 2006.  The revolving promissory note incurs interest monthly at the one month LIBOR plus 280 basis points, which totaled 5.91% at June 30, 2005.  The Company pays a commitment fee of .125% on the unused portion of the revolving promissory note.  The outstanding balance at June 30, 2005 was $909.  The revolving promissory note as well as the term notes described in Note 5 are subject to protective covenants under a common financing agreement requiring the Company to maintain various financial ratios, including debt service coverage and minimum net worth and working capital requirements and secured by all business assets.

5.  LONG–TERM DEBT

Long-term debt consists of the following at June 30, 2005:

	June 30 2005	September 30 2004*

Term note #2 payable to lending institution, see terms below.	$13,078,270	$14,099,113

Term note #3 payable to lending institution, see terms below.	1,772,465	3,177,819

Term note #4 payable to lending institution, see terms below.		4,564,175

Term note #5 payable to lending institution, see terms below.	3,115,814

Note payable to Iowa Energy Center, due in monthly payments of $3,472 without interest, maturing on January 29, 2009, secured by real estate, subordinated to term notes.	149,305	180,555

Note payable to bank due in monthly payments of $5,921 including interest at 6% maturing on January 29, 2009, secured by real estate, subordinated to term notes.	160,065	189,406

Note payable to Iowa Department of Economic Development, due in sixty monthly installments beginning August 1, 2004 of $1,167 without interest, payable in full on July 1, 2009, secured by all equipment.	196,000	206,500

RO System capital lease obligation, due in monthly installments initially totaling $6,658 commencing April 1, 2003 including implicit interest between 3.671% through March 1, 2008, secured by leased equipment.	208,676	265,097

Totals	$18,680,595	$22,682,665

Less amounts due within one year	3,641,184	3,109,676

Totals	$15,039,411	$19,572,989

* Derived from audited consolidated financial statements.

The Company obtained debt financing from a lending institution in the form of a revolving promissory note and term notes, referred to by the lending institution as term notes #2, #3, and #4.  Term note #2 has fixed principal payments due quarterly with interest at the three month LIBOR plus 280 basis points, which totaled 6.13% at June 30, 2005, payable in full on June 1, 2008.  As part of the financing agreement, the Company accepted a fixed rate option on term note #2 by entering into an interest rate swap which effectively fixes the interest rate on this term note at 5.79% until this term note is repaid on June 1, 2008.

Term note #3 bears interest at the three month LIBOR plus 280 basis points, which totaled 6.13% at June 30, 2005.  Term note #4 bears interest at the one month LIBOR plus 280 basis points, which totaled 5.91% at June 30, 2005.  Term notes #3 and #4 are payable in full on June 1, 2008.  The Company is required to make quarterly payments of $506,588 applied first to accrued interest on term note #4.  The remaining amount is applied to accrued interest on the term note #3 and then to principal until this note is repaid in full or until maturity.  After term note #3 is repaid, payments are applied first to accrued interest and then to principal on the term note #4 until paid in full or until maturity.  Term note #4 had no outstanding balance as of June 30, 2005.  Term note #4 allows subsequent borrowings up to the original $5,000,000 to the extent of principal payments made until maturity and requires a commitment fee of .375% on any used portion.

Term note #5 bears interest at the one month LIBOR plus 330 basis points, which totaled 6.41% at June 30, 2005.  Prior to the construction completion date, September 1, 2005, the Company is required to make interest only payments quarterly.  On construction completion date, the outstanding balance of term note #5 will be added to the principle balance of term note #3, and thus repaid.

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

The estimated maturities of long-term debt at June 30, 2005 are as follows:

2006	$3,641,184
2007	5,551,349
2008	9,281,168
2009	65,727
2010	141,167
Total long-term debt	$18,680,595

6.  MEMBERS’ EQUITY

On January 18, 2005, the Board of Directors declared a distribution of $4,000,000 from LSCP to the partners which was paid in February 2005.  The LLC received approximately $2,406,000 of this distribution which was paid to its members in February 2005.  On March 15, 2005, the Board of Directors declared a distribution of $3,000,000 from LSCP to the partners.  The cash distribution was made in April 2005.  The LLC received $1,804,617 of this distribution.  After paying expenses of approximately $54,500, the LLC distributed approximately $1,750,000 to its members in April 2005.

7.  RELATED PARTY TRANSACTIONS

For the three months and nine months ending June 30, 2005, revenues from the sale of ethanol to Archer Daniels Midland (ADM) were approximately $19,927,000 and $59,996,000, respectively.  For the three months and nine months ending June 30, 2004, revenues from the sale of ethanol to ADM were approximately $18,484,000 and 51,849,000, respectively.  ADM markets all of the ethanol sold by LSCP and receives a marketing fee.  The Company incurred marketing expenses of approximately $104,000 and $348,000, respectively, to ADM for the three months and nine months ended June 30, 2005.  The Company incurred marketing expenses of approximately $117,000 and $360,000, respectively, to ADM for the three months and nine months ended June 30, 2004.  At June 30, 2005, amounts due from ADM approximated 87% of trade accounts receivable.

In the three months and nine months ended June 30, 2005, LSCP purchased approximately $1,391,000 and $3,478,000, respectively, in corn from members of the LLC.  In the three months and nine months ended June 30, 2004, LSCP purchased approximately $1,486,000 and $3,255,000, respectively, in corn from members of the LLC.

8.  COMMITMENTS AND CONTINGENCIES

Natural Gas and Corn Contracts

At June 30, 2005, the Company has forward contracts to purchase approximately 360,000 million British thermo units (MMBTU) of natural gas during the July 2005 through October 2005 time period at $5.03.

At June 30, 2005, the Company has forward contracts to purchase approximately 4,471,000 bushels of corn, at prices ranging from $1.79 to $2.65 per bushel through April 2006.

Construction in Progress

The Company estimates its costs to complete the construction of assets not yet placed in service to be approximately $825,000 as of June 30, 2005.

9. DEFERRED COMPENSATION

On May 1, 2005, the Company established a deferred compensation plan for certain employees providing supplemental benefits.  The board may annually grant a discretionary deferred bonus under the plan to each Participant in an amount between zero and twenty percent of each Participant’s base salary for the prior calendar year.  Costs of the plan are recognized during the employee’s service period for the Company so that the benefits are accrued when payments begin.  The Company will transfer the amount of the deferred compensation to a trust under the LSCP, LLLP Deferred Bonus Compensation Plan.  The benefit vests on January 15 of the sixth calendar year following the year of Grant Date, provided the Participant is employed full-time by the Company throughout the six-year period.

The amount provided to the deferred compensation plan in May amounted to approximately $64,000.

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

Overview

As general partner of LSCP, LLLP, an Iowa limited liability limited partnership (the “Partnership”), we manage the business and day-to-day operations of the Partnership’s 52 million gallon per year ethanol plant in northwest Iowa.  We currently own a 60.15% ownership interest in LSCP, LLLP.  Little Sioux Corn Processors, L.L.C. (the “LLC”) and its subsidiary, LSCP, LLLP, are collectively referred to in this report as “LSCP,” the “Company,” “we,” or “us.”

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

In July 2005, we completed the expansion of our plant from an ethanol production capacity of 40 million gallons per year to 52 million gallons per year.  We expect the increased capacity will increase our revenues and reduce our operating costs resulting in an increase in operating income.  However, we can not provide any assurance that this will occur.

On July 19, 2005 the board of directors determined that it is in the best interests of the company to explore further expansion of our ethanol production capacity.  The board of directors authorized studies to determine the financial impact of expanding the present plant beyond 52 million gallons per year, and/or building a new plant at a different location, and/or investing in other ethanol plants.  On August 9, 2005, the board of directors approved plans to proceed with a 40 million gallon per year expansion to our plant using both a portion of our cash and debt to finance the required capital expenditure.  If we decide to undertake any of the other activities, we may also use cash to finance a portion of any additional required capital expenditures.  The use of cash to finance these expenditures could impact our ability to make future distributions to our members.

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

Results of Operations for the Three Months Ended June 30, 2005 and 2004

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our consolidated statements of operations for the three months ended June 30, 2005 and June 30, 2004:

	June 30, 2005		June 30, 2004
	Amount	%	Amount	%
Revenues	$23,101,306	100.0	$21,497,087	100.0
Cost of Goods Sold	14,434,723	62.5	23,237,225	108.1
Gross Profit	8,666,583	37.5	(1,740,138)	(8.1)

Operating Expenses	1,387,129	6.0	1,483,002	6.9

Operating Income (Loss)	7,279,454	31.5	(3,223,140)	(15.0)

Other Income (Expense)	(132,716)	(0.6)	(677,032)	(3.1)

Net Income Before Minority Interest	7,146,738	30.9	(3,900,172)	(18.1)

Revenues

The increase in revenues from the three months ended June 30, 2005 compared to the three months ended June 30, 2004 is due primarily to an increase in the price we received for our ethanol.  The per gallon price we received for our ethanol sold in the three months ended June 30, 2005 increased approximately 5% over the prices we received in the three months ended June 30, 2004.  The Company sold approximately 3% more ethanol in the three months ended June 30, 2005 than in the three months ended June 30, 2004 as well.  In addition, revenue from co-products increased by 5% in the three months ended June 30, 2005 compared to the three months ended June 30, 2004 due to a better mix of wet and dry distillers grains sold.

While we anticipate continued strong demand for ethanol, we are uncertain as to the sustainability of current ethanol prices given the increasing ethanol supply as new plants begin production and existing plants continue to expand.  The total production of ethanol is at an all time high.  In 2004, 81 ethanol plants located in 20 states produced 3.41 billion gallons.   According to the Renewable Fuels Association, there are currently 88 ethanol plants nationwide that have the capacity to produce over 3.9 billion gallons annual.  In addition, there are 16 ethanol plants and two major expansions under construction constituting another 1 billion gallons of annual capacity.  A greater supply of ethanol on the market from other plants could reduce the price we are able to charge for our ethanol.  This would have a negative impact on our revenues.

The U.S. Senate passed the Energy Policy Act of 2005 on July 29, 2005 by a vote 74 to 26 following a vote of 275 to 156 by the U.S. House of Representatives on July 28, 2005.  President George W. Bush signed the bill into law on August 8, 2005.  The bill includes various provisions that are expected to favorably impact the ethanol industry by enhancing both the production and use of ethanol.

The provisions impacting the ethanol industry are highlighted by the creation of a 7.5 billion gallon renewable fuels standard (RFS).  The RFS will begin at 4 billion gallons in 2006, increasing to 7.5 billion gallons by 2012.  The RFS is a national flexible program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective.  According to the Renewable Fuels Association, the bill is expected to lead to about $6 billion in new investment in ethanol plants across the country.  An increase in the number of new plants will bring an increase in the supply of ethanol.  Thus, while this bill may cause ethanol prices to increase in the short term due to additional demand, future supply could outweigh the demand for ethanol in the future.  This would have a negative impact on our earnings.  Alternatively, since the RFS begins at 4 billion gallons in 2006 and national production is expected to exceed this amount, there could be a short-term oversupply until the RFS requirements exceed national production.  This would have an immediate adverse effect on our earnings.

While the RFS creates a baseline for the amount of ethanol that must be used by refiners, there are other market factors that could increase the actual amount of ethanol used by refiners.  For instance, if gasoline prices continue to trend higher, consumers will look for lower priced alternative fuels. The Consumer Federation of America recently published a report that states that consumers could save up to eight cents per gallon at the pump if ethanol were blended at 10 percent.  Since ethanol blended fuel is a cheaper alternative for consumers, the demand for such ethanol blended fuel could increase thus increasing the overall demand for ethanol.  This could positively affect our earnings.

The bill also expands who qualifies as a small ethanol producer.  Historically, small ethanol producers were allowed a 10-cents per gallon production income tax credit on up to 15 million gallons of production annually. The size of the plant eligible for the tax credit was limited to 30 million gallons.  Under the Energy Policy Act of 2005 the size limitation on the production capacity for small ethanol producers increases from 30 million to 60 million gallons. The credit can be taken on the first 15 million gallons of production.  The tax credit is capped at $1.5 million per year per producer.  The credit is effective for taxable years ending after the date of enactment.  Since we now qualify as a small ethanol producer under the new legislation, we will be eligible for this credit this taxable year.

The Energy Policy Act of 2005 also creates a new credit that permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, to be used in a trade or business of the taxpayer or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel of at least 85% of the volume of which consists of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, and hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel.  The provision is effective for equipment placed in service December 31, 2005 and before January 1, 2008.  While it is unclear how this credit will affect the demand for ethanol in the short term, we expect it will help raise consumer awareness of alternative sources of fuel and could positively impact future demand for ethanol.

On March 15, 2005, the board of directors approved a $1,850,000 capital expenditure to install a corn oil segregation unit.  Corn oil is a co-product of the ethanol industry and until recently has been sold as an energy component of our distillers grains.  Corn oil in its raw form can be used as livestock feed, as a fuel under certain operating conditions, refined into bio-diesel fuel, or refined for human consumption.  We project this investment will increase our revenues by approximately $1,200,000 million annually, but the actual impact on our revenues could vary.  The equipment is not scheduled for installation until fall 2005. We intend to initially market the unrefined corn oil to the animal feed and bio-diesel markets for a 6 month period after startup to assure that quality specifications can be maintained.  In the long term, the corn oil co-product could be marketed for human consumption.  Specific details regarding market penetration into human food are unknown at this time since corn oil extraction in a dry mill situation such as ours has not yet been proven.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues were 62.5% and 108.1% for the three months ended June 30, 2005 and 2004, respectively.  The decrease in our cost of goods sold from period to period is primarily due to changes in the fair value of derivative instruments.  Our cost of goods sold includes a loss of $477,395 in the third quarter of fiscal 2005 related to our corn and natural gas derivative instruments, compared to a loss of $6,135,977 in the third quarter of fiscal 2004.  We recognize the gains or losses that result from the changes in the value of our derivative instruments in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We partially offset these losses with the cash price we paid for corn.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Corn costs significantly impact our cost of goods sold.  The 2004 corn crop was the largest corn crop on record with national production at approximately 11.8 billion bushels and Iowa production at approximately 2.4 billion bushels. Corn supplies during the 2004-2005 marketing year are expected to outpace demand by approximately 2.0 billion bushels. As a result, we expect corn prices to remain at relatively low levels throughout the next quarter and into the 2005-2006 marketing year. Variables such as rainfall and temperatures will likely cause market uncertainty and create corn price volatility as the growing season progresses and fall harvest begins.  Corn crops west of the Mississippi generally look good, except for parts of Missouri, and extreme east central and southeastern Iowa.  The trade analyst projections of U.S. corn yields for the 2005-2006 marketing year range from about 133 to 140 bushels per acre.

Natural gas has recently been available only at prices exceeding historical averages.  These prices are increasing our costs of production.  We expect natural gas prices to remain high or increase at least through the 2005 calendar year.

Operating Expenses

Our operating expenses as a percentage of revenues were 6.0% and 6.9% for the three months ended June 30, 2005 and 2004, respectively.  Our operating expenses have remained fairly level from period to period.  Although we can give no assurances, the plant expansion may increase our operating efficiency which would maintain or lower our operating expenses as a percentage of our revenues.

On May 1, 2005, we established a deferred compensation plan for certain key employees providing supplemental benefits.  For the first year of the plan, the board granted a discretionary deferred bonus of twenty percent of each plan participant’s base salary for the prior calendar year.  Costs of the plan were recognized during the period so that the benefits automatically accrue when payments begin.  We will transfer the amount of the deferred compensation to a trust established under the deferred bonus compensation plan.  The benefit will vest on January 15th of the sixth calendar year following the year the participant is awarded the benefit, provided the participant is employed full-time by the Company throughout the entire six-year period.

Operating Income

Our income from operations for the three months ended June 30, 2005 totaled $7,279,454 compared to a loss of ($3,223,140) for the three months ended June 30, 2004 before minority interest.  This was a result of the increase in sales revenue for the three months ended June 30, 2005 combined with the decrease in cost of goods sold for the same period.  We expect the expansion of our plant from its current 40 million gallon annual production capacity to 52 million gallon annual production capacity to increase our annual operating income by approximately $3,200,000 as a result of an increase in revenue and operating efficiency.  There is no assurance, however, that the expansion will reduce our operating costs or increase our operating income.  Our expansion projections are based upon our historical operating costs and historical revenues and there is no guarantee or assurance that our past financial performance can accurately predict future results especially in connection with expansion.  In addition, the expansion may present additional challenges and risks that negatively impact our future financial performance.

Other Income (Expense)

Our other income (expense) as a percentage of revenues was (0.6%) and (3.1%) for the three months ended June 30, 2005 and 2004, respectively.  We have seen a large fluctuation in other income due in large part to a reduction in the payments from the USDA Commodity Credit Corporation Bioenergy Program.   These payments are based upon increases in ethanol production relative to previous years.  Accordingly, we received the bulk of the payments we are eligible to receive in the first years of operation and future payments will be much lower.  While we continue to receive payments under the USDA’s Commodity Credit Corporation Bioenergy Program, we do not expect future program payments to have the same impact on cash flow as they have in the past.  We also do not anticipate receiving unpaid amounts for past pro rata reductions.

In the third quarter of fiscal 2005, accrued income from the Bioenergy Program totaled $85,000.  This represents a 66% reduction from the amount we are eligible for in the third quarter based on our production.  This reduction is attributed to an increase in the number of eligible participants in the program, which reduces our share of the payments. In addition, we received the second quarter Bioenergy Program payment during the third quarter.  This payment was $10,485 more than the second quarter accrual and was included in the third quarter income.

Since we are increasing our production capacity through our plant expansion, we will be eligible to receive additional Bioenergy Program payments.  Due to the size of the expansion, any program payments we receive in the future will be significantly less than our original payments.  The receipt of these additional program payments is subject to the continued availability of program funds, which may be reduced as a result of increased participation in the program by new and expanding plants as well as decreased federal funding.  The Bioenergy Program is scheduled to expire at the end of the federal government’s 2006 fiscal year.

Results of Operations for the Nine Months Ended June 30, 2005 and 2004

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our consolidated statements of operations for the nine months ended June 30, 2005 and June 30, 2004:

	June 30, 2005		June 30, 2004
	Amount	%	Amount	%
Revenues	$69,912,725	100.0	$60,967,291	100.0
Cost of Goods Sold	45,687,806	65.3	49,951,605	81.9
Gross Profit	24,224,919	34.7	11,015,686	18.1

Operating Expenses	4,263,884	6.1	4,555,781	7.5

Operating Income (Loss)	19,961,035	28.6	6,459,905	10.6

Other Income (Expense)	(445,505)	(.6)	5,464,141	9.0

Net Income Before Minority Interest	19,515,530	28.0	11,924,046	19.6

Revenues

The increase in revenues from the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004 was primarily due to a 14% increase in the sales price per gallon of our ethanol.  In addition, revenue from co-products increased by 8% in the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004 due to a better mix of wet and dry distillers grains sold.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues were 65.3% and 81.9% for the nine months ended June 30, 2005 and 2004, respectively.  The decrease in our cost of goods sold is primarily due to the change in the average price paid for corn.  The average per bushel price paid for corn was approximately 22% less for the nine months ended June 30, 2005 than the average price paid for the nine months ended June 30, 2004.

Operating Expenses

Our operating expenses as a percentage of revenues were 6.1% and 7.5% for the nine months ended June 30, 2005 and 2004, respectively.  Our operating expenses have remained fairly level from period to period.  We expect this trend to continue or possibly improve now that the plant expansion is complete.

Operating Income

Our income from operations increased from period to period due primarily to the increase in our revenues and reduction in our cost of goods sold.  As discussed, we expect the expansion to positively affect this upward trend, however, we can give no assurance that the expansion will result in an increase in our operating income.

Other Income (Expense)

Our other income (expense) as a percentage of revenues was (.6%) and 9.0% for the nine months ended June 30, 2005 and 2004, respectively.  As previously stated, these fluctuations are primarily due to a reduction in the payments coming from the USDA Commodity Credit Corporation Bioenergy Program. For the nine months ended June 30, 2004 we received in excess $6,300,000 in program payments and for the nine months ended June 30, 2005 we recorded approximately $141,000 with $85,000 not yet received.

Changes in Financial Condition for the Nine Months Ended June 30, 2005

Consolidated assets totaled $68,841,412 at June 30, 2005 compared to $59,828,204 at September 30, 2004.  Current assets totaled $18,898,968 at June 30, 2005 up from $11,946,926 at September 30, 2004.  The change resulted from increased cash, which was $12,658,035 at June 30, 2005 compared to $3,907,380 at September 30, 2004.  We were accumulating cash in anticipation of a distribution of earnings to the partners and our members and in anticipation of an increase in expenditures resulting from the plant expansion.

Consolidated current liabilities totaled $5,943,197 at June 30, 2005 similar to the $4,966,488 at September 30, 2004.

Long-term debt, net of current maturities, totaled $15,039,411 at June 30, 2005 down from $19,572,989 at September 30, 2004.  This reduction occurred, despite the increase in long-term debt related to the plant expansion, as a result of an additional payment on our revolving Term Note #4 and our regularly scheduled loan payments.

Liquidity and Capital Resources

Cash provided by operating activities was $24,526,324 from the first nine months of fiscal 2005 up from $15,998,026 for the first nine months of fiscal 2004.  This increase resulted from continued profitable operations due to a favorable spread between the price of corn and the price of ethanol.  Our capital needs are being adequately met through cash from our operating activities and our current credit facilities.

We used cash provided by operating activities as well as cash provided by a construction note, Term Note #5, totaling $3,115,814 for capital expenditures which totaled $4,790,186 for the first nine months of fiscal 2005 compared to $760,383 for the first nine months of fiscal 2004.  This increase primarily reflects expenditures for the plant expansion.  We used cash to pay down our debt by $7,117,884 in the first nine months of fiscal 2005 compared to $12,064,533 in the first nine months of fiscal 2004.  Additionally, the total amount of cash we distributed to partners and members totaled $6,945,493 in the first nine months of fiscal 2005 compared to $996,440 in the first nine months of fiscal 2004.

We have paid approximately $4,575,000 in connection with our plant expansion.  In addition to our capital expenditures for the plant expansion, we also expect to purchase a corn oil segregation unit at an installed cost of $1,850,000, automated gas dryer controls for $275,000, and maintenance software for $75,000.  We anticipate that capital expenditures for the remainder of fiscal 2005 will be approximately $3,025,000, including the items mentioned above.  We will fund these expenditures with cash from operations.

Short-Term Debt Sources

We have a revolving promissory note of up to $3,500,000 with First National Bank of Omaha which the bank recently renewed through March 2006.  The interest payable on the revolving promissory note is due monthly at the one month LIBOR plus 2.80%, which totaled 5.91% at June 30, 2005.  The revolving promissory note is our operating line of credit.  We pay a commitment fee of 0.125% on the unused portion of the line.  The outstanding balance as of June 30, 2005, was $909.  The maximum available credit under this note is based on receivable and inventory balances.  Our current receivable and inventory balances are not sufficient to allow us to use the maximum amount of the operating line of credit.  As of June 30, 2005, the maximum amount available from the operating line of credit was approximately $2,673,756.  As the balances in these accounts fluctuate, the amount of available credit on this note may be reduced or increased subject to the maximum of $3,500,000.  The operating line of credit is subject to protective covenants requiring us to maintain various financial ratios.  The operating line of credit is secured by all business assets.

Long-Term Debt Sources

We have long-term debt financing consisting of four term notes held by First National Bank of Omaha and referred to as Term Notes #2, #3,#4 and #5.  At June 30, 2005, the principal balance on Term Note #2 was $13,078,270.  Term Note #2 is payable in quarterly installments.  Interest on Term Note #2 is at the three month LIBOR plus 2.80%, which totaled 6.13% as of June 30, 2005.  Term Note #2 is payable in full on June 1, 2008.  In order to achieve a fixed interest rate on Term Note #2, we entered into an interest rate swap which helps protect our exposure to increases in interest rates and the swap effectively fixes the interest rate on Term Note #2 at 5.79% until June 1, 2008.

At June 30, 2005, the principal balance on Term Note #3 was $1,772,465.  Term Note #3 is payable in quarterly installments.  Interest on Term Note #3 is at the three month LIBOR plus 2.80%, which totaled 6.13% as of June 30, 2005.  Term Note #3 is payable in full on June 1, 2008.  In order to protect our interest rate exposure on Term Note #3, we entered into an interest rate cap agreement based on a principal amount of $10,000,000.  The financing agreement caps our interest rate at 6.80% for Term Note #3 until June 1, 2006.  As part of the financing agreement, we have agreed to pay an annual servicing fee of $50,000 for five years.

At June 30, 2005, there was no principal balance on Term Note #4.  Term Note #4 is payable in quarterly installments.  Interest on Term Note #4 is at the one month LIBOR plus 2.80%.  Term Note #4 is payable in full on June 1, 2008.  Term Note #4 allows borrowings up to the original principal of $5,000,000 to the extent of principal payments made until maturity and requires a commitment fee of 0.375% on any unused portion.

At June 30, 2005, the principal balance on Term Note #5 was $3,115,814.  Term Note #5 is the construction note used for the plant expansion.  Term Note #5 bears interest at the one month LIBOR plus 330 basis points, which totaled 6.41% at June 30, 2005.  Prior to the construction completion date, September 1, 2005, we are required to make interest only payments quarterly.  On September 1, 2005, the outstanding balance of term note #5 will be added to the principal balance of Term Note #3.  At June 30, 2005, the aggregate indebtedness represented by Term Notes #2, #3, #4 and #5 was $17,966,549.

We have a capital lease obligation in the amount of $208,676 on which we initially pay monthly installments totaling $6,658, with an implicit interest rate between 3.7% and 17.4%.  This obligation is secured by the leased equipment and runs through March 1, 2008.

We have a note in the amount of $149,305 payable to the Iowa Energy Center on which we pay monthly installments of $3,472 without interest.  This note is secured by real estate, but is subordinated to the term notes.  It matures on January 29, 2009.

We have a note with Farmers State Bank of Marcus, Iowa in the amount of $160,065 on which we pay monthly installments of $5,921, including interest at 6%.  This note is secured by real estate, but is subordinated to the term notes.  It matures on January 29, 2009.

We have a note totaling $196,000 payable to the Iowa Department of Economic Development on which we pay monthly installments of $1,667 without interest. This note is secured by all equipment and matures on July 1, 2009.

Covenants

The revolving promissory note and Term Notes #2, #3,#4 and #5 are subject to numerous protective covenants requiring us to maintain various financial ratios.  During the three months ended June 30, 2005, we renegotiated our covenants with First National Bank of to reflect our current operating structure.  Our failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving promissory note and terms notes and/or the imposition of fees, charges or penalties.

Off-Balance Sheet Arrangements.

We currently have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results from holding a revolving promissory note and four term notes.  The specifics of each note are discussed in greater detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We entered into interest rate swap and interest rate cap agreements for the purpose of reducing our exposure to possible future changes in interest rates.  While our exposure is now greatly reduced, it is not eliminated.  A hypothetical 1% increase in interest rates applied to exposed liabilities as of June 30, 2005 would result in additional interest expense of approximately $12,000 for the remainder of fiscal 2005.

Commodity Price Risk

We are also exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process.  We seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are marking to market our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold.  For example, it is likely and we would generally expect that a 10% increase in the cash price of corn would produce an increase in the fair value of our derivative instruments equal to approximately $76,500 based on our positions at June 30, 2005.  Alternatively, a 10% decrease in the cash price of corn would produce a corresponding decrease in the fair value of our derivative instruments equal to approximately $76,500 based on our positions at June 30, 2005.

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  As of June 30, 2005, the fair value of our derivative instruments for corn is an asset in the amount of $765,907.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

We estimate that our expected corn usage is approximately 18 to 19 million bushels per year for the production of 52 million gallons of ethanol.  As of June 30, 2005, we had forward, futures, and option contract price protection in place for 100% of our expected corn usage through September 2005.   We have price protection for approximately 46% of our expected corn usage for fiscal year ended September 30, 2006 using CBOT futures and options and Over the Counter option contracts.  As we move forward, additional protection may be necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  As we move forward, additional price protection may be required to solidify our margins into fiscal year 2006.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

To manage our natural gas price risk, we entered into a natural gas purchase agreement with our supplier to supply us with natural gas.  This purchase agreement fixes the price at which we purchase natural gas.  We have purchased approximately 90% of our summer and fall 2005 natural gas requirements.  We may also purchase natural gas requirements for the 2006 and 2007 calendar years as we attempt to further reduce our susceptibility to price increases.

At the time we purchased price protection for natural gas, the market was experiencing a great deal of price uncertainty.  Due to this uncertainty, we purchased amounts of natural gas to fulfill most of the plant’s needs.  Energy sector prices have increased and natural gas, as a portion of the total energy market, has responded with higher prices to be cost competitive with its alternatives.  In the future, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production.

Item 4.  Controls and Procedures.

Our President/Chief Executive Officer, Stephen Roe, along with our Chief Financial Officer, Gary Grotjohn, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that the material information related to us is recorded, processed, summarized, and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

Our management, consisting of our President/Chief Executive Officer and Chief Financial Officer have also reviewed and evaluated any changes in our internal control over financial reporting that occurred as of June 30, 2005 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

On August 9, 2005, our board of directors, acting as general partner of LSCP, LLLP, together with the limited partners, approved plans to proceed with a 40 million gallon per year expansion to our 52 million gallon per year plant.  A copy of the press release announcing the planned expansion was made available on our website on August 15, 2005 and is attached hereto as Exhibit 99.1.

Pursuant to the rules and regulations of the Securities and Exchange Commission, such exhibit and the information set forth therein and herein shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

Item 6.  Exhibits.

(a)                                  The following exhibits are filed as part of this report.

10.1                           LSCP, LLLP Deferred Bonus Compensation Plan

31.1         Certificate pursuant to 17 CFR 240.13a-14(a).

31.2         Certificate pursuant to 17 CFR 240.13a-14(a).

32.1         Certificate pursuant to 18 U.S.C. § 1350.

32.2         Certificate pursuant to 18 U.S.C. § 1350.

99.1         Press release regarding plant expansion

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITTLE SIOUX CORN PROCESSORS, L.L.C.

Date:	August 12, 2005	/s/ Stephen Roe
Stephen Roe
President and Chief Executive Officer

Date:	August 12, 2005	/s/ Gary Grotjohn
Gary Grotjohn
Chief Financial Officer