Form 10-Q
period 2005-12-31
LITTLE SIOUX CORN PROCESSORS LLC
filed 2006-02-14
CIK 1229899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended December 31, 2005

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:

As of February 14, 2006, there were 10,941 units outstanding.

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

PART I.         FINANCIAL INFORMATION

Item 1. Financial Statements.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Balance Sheet

	December 31 2005	September 30 2005
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and equivalents	$22,164,793	$14,135,954
Short-term investments	5,000,000	6,987,420
Trade accounts receivable, less allowance for doubtful accounts of $20,000	1,495,966	2,518,278
Other receivables	106,193	185,046
Inventory	1,969,262	1,346,217
Derivative instruments	1,965,976	566,609
Prepaid expenses	1,570,800	1,008,754
Total current assets	34,272,990	26,748,278

Property and Equipment
Land and improvements	2,769,067	2,762,708
Buildings	15,769,737	15,768,603
Processing equipment	33,843,012	32,910,303
Grain handling equipment	5,285,068	5,264,448
Rail and other equipment	1,403,188	1,342,950
Furniture and fixtures	196,726	195,298
Construction in progress	238,046	713,898
	59,504,844	58,958,208
Less accumulated depreciation	10,007,744	8,829,771
Net property and equipment	49,497,100	50,128,437

Other Assets
Long-term investments	48,000	48,000
Deferred loan costs, net	213,508	237,641
Total other assets	261,508	285,641

Total Assets	$84,031,598	$77,162,356

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Current maturities of long-term debt	4,518,960	4,005,714
Trade accounts payable	1,682,890	968,667
Accrued liabilities	5,648,506	5,669,935
Total current liabilities	11,850,356	10,644,316

Long-Term Debt, net of current maturities	14,762,025	16,092,315

Deferred Compensation	48,000	48,000

Commitments and Contingencies

Minority Interest	22,996,586	20,209,574

Members’ Equity
Member contributions, 10,941 units issued and outstanding at December 31, 2005 and September 30, 2005	10,842,237	10,842,237
Retained earnings	23,532,394	19,325,914
Total members’ equity	34,374,631	30,168,151

Total Liabilities and Members’ Equity	$84,031,598	$77,162,356

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Statement of Operations

	Three Months Ended December 31 2005	Three Months Ended December 31 2004
	(Unaudited)	(Unaudited)

Revenues	$23,141,931	$22,975,735

Cost of Goods Sold	14,328,756	16,300,232

Gross Profit	8,813,175	6,675,503

Operating Expenses	1,717,462	1,463,964

Operating Income	7,095,713	5,211,539

Other Income (Expense)
Interest income	144,782	11,984
Interest expense	(300,887)	(270,575)
CCC Bio-Energy income	25,565	17,300
Grants and other income	28,319	23,316
Total other expense, net	(102,221)	(217,975)

Net Income Before Minority Interest	6,993,492	4,993,564

Minority Interest in Subsidiary Income	2,787,012	1,992,348

Net Income	$4,206,480	$3,001,216

Weighted Average Units Outstanding - Basic and Diluted	10,941	10,941

Net Income Per Unit - Basic and Diluted	$384.47	$274.31

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Statement of Cash Flows

	Three Months Ended December 31 2005	Three Months Ended December 31 2004
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$4,206,480	$3,001,216
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization	1,202,106	916,427
Minority interest in subsidiary’s income	2,787,012	1,992,348
Change in assets and liabilities:
Receivables	1,101,165	(278,134)
Restricted cash	—	146,021
Inventory	(623,045)	190,647
Derivative instruments	(1,399,367)	1,856,718
Prepaid expenses	(562,046)	(295,989)
Accounts payable	714,223	282,171
Accrued liabilities	(21,429)	560,248
Net cash provided by operating activities	7,405,099	8,371,673

Cash Flows from Investing Activities
Proceeds from investments	1,987,420	—
Capital expenditures	(546,636)	(574,425)
Net cash provided by (used in) investing activities	1,440,784	(574,425)

Cash Flows from Financing Activities
Payments of short-term debt	—	(38,102)
Payments of long-term debt	(817,044)	(5,404,343)
Net cash used in financing activities	(817,044)	(5,442,445)

Net increase in cash and equivalents	8,028,839	2,354,803

Cash and Equivalents – Beginning of Period	14,135,954	3,907,380

Cash and Equivalents – End of Period	$22,164,793	$6,262,183

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$289,210	$288,340

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

December 31, 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed quarterly consolidated financial statements represent Little Sioux Corn Processors, LLC and Subsidiary. See Note 1 to the consolidated financial statements included in the Form 10-K for the fiscal year ended September 30, 2005. That note discusses the consolidation. As used in this report in Form 10-Q, the “Company” represents Little Sioux Corn Processors, LLC (LLC) and its subsidiary LSCP, LLLP (LSCP).

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

2. DERIVATIVE INSTRUMENTS

At December 31, 2005 and September 30, 2005, the Company had recorded an asset for derivative instruments related to corn and natural gas options, and futures positions of $1,905,852 and $496,853, respectively. None of the positions open at December 31, 2005 are designated as fair value or cash flow hedges. The Company has recorded a gain of $645,272 and a loss $1,358,848 in cost of goods sold related to its derivative instruments for the three months ended December 31, 2005 and 2004, respectively.

At December 31, 2005 and September 30, 2005, the Company had an interest rate cap as described in Note 5 with a fair value of $60,124 and $69,756, respectively, recorded as an asset with derivative instruments. The interest rate cap was not designated as a cash flow hedge. The Company offset interest expense with a $9,632 loss and $8,164 gain, on the interest rate cap, respectively, for the three months ended December 31, 2005 and 2004, respectively.

3.  INVENTORY

Inventory consists of the following:

	December 31, 2005	September 30, 2005 *

Raw materials	$737,928	$579,568
Work in process	355,383	437,872
Finished goods	875,951	328,777
Totals	$1,969,262	$1,346,217

* Derived from audited consolidated financial statements.

4.  CONSTRUCTION IN PROGRESS

Construction in progress as of December 31, 2005 is approximately $238,000.  The Company estimates its costs to complete the construction of assets not yet placed in service to be approximately $664,000.

5.  REVOLVING PROMISSORY NOTE

Under the terms of the financing agreement with the lending institution, the Company has a revolving promissory note of up to $3,500,000, subject to borrowing base limitations. In July 2005, the lending institution renewed the revolving promissory note until March 2006.  The revolving promissory note incurs interest monthly at the one month LIBOR plus 280 basis points.  The Company pays a commitment fee of .125% on the unused portion of the revolving promissory note.  There were no balances outstanding on the revolving promissory note at December 31, 2005 and September 30, 2005.  The revolving promissory note as well as the term notes described in Note 6 are subject to protective covenants under a common financing agreement requiring the Company to maintain various financial ratios, including debt service coverage and minimum net worth and working capital requirements and secured by all business assets.

6.  LONG–TERM DEBT

Long-term debt consists of the following:

	December 31 2005	September 30 2005*

Term note #2 payable to lending institution, see terms below.	$12,381,575	$12,732,447

Term note #3 payable to lending institution, see terms below.	6,269,897	1,293,643

Term note #5 payable to lending institution, see terms below.		5,400,000

Note payable to Iowa Energy Center, due in monthly payments of $3,472 without interest, maturing on January 29, 2009, secured by real estate, subordinated to term notes.	128,472	138,889

Note payable to bank due in monthly payments of $5,921 including interest at 6% maturing on January 29, 2009, secured by real estate, subordinated to term notes.	139,757	149,986

Note payable to Iowa Department of Economic Development, due in sixty monthly installments beginning August 1, 2004 of $1,167 without interest, payable in full on July 1, 2009, secured by all equipment.	189,000	192,500

Capital lease obligation, due in monthly installments initially totaling $6,658 commencing April 1, 2003 including implicit interest at 3.67% through March 1, 2008, secured by leased equipment.	172,284	190,564

Totals	$19,280,985	$20,098,029

Less amounts due within one year	4,518,960	4,005,714

Totals	$14,762,025	$16,092,315

* Derived from audited consolidated financial statements.

The Company obtained debt financing from a lending institution in the form of a revolving promissory note and term notes, referred to by the lending institution as term notes #2, #3, #4 and #5.  Term note #2 has fixed principal payments due quarterly with interest at the three month LIBOR plus 280 basis points, which totaled 7.21% at December 31, 2005, payable in full on June 1, 2008.  As part of the financing agreement, the Company accepted a fixed rate option on term note #2 by entering into an interest rate swap which effectively fixes the interest rate on this term note at 5.79% until this term note is repaid on June 1, 2008.

Term note #3 bears interest at the three month LIBOR plus 280 basis points, which totaled 7.21% at December 31, 2005.  Term note #4 bears interest at the one month LIBOR plus 280 basis points.  Term notes #3 and #4 are payable in full on June 1, 2008.  The Company is required to make quarterly payments of $506,588 applied first to accrued interest on term note #4.  The remaining amount is applied to accrued interest on the term note #3 and then to principal until this note is repaid in full or until maturity.  After term note #3 is repaid, payments are applied first to accrued interest and then to principal on the term note #4 until paid in full or until maturity.  Term note #4 had no outstanding balance as of December 31, 2005.  Term note #4 allows subsequent borrowings up to the original $5,000,000 to the extent of principal payments made until maturity and requires a commitment fee of .25% on any used portion.  Term note #5 was used to finance the plant expansion from 40 million gallons per year production to 52 million gallons per year.  In October 2005, term note #5 was added to term note #3 with payments and terms as described above.

As part of the financing agreement, the premium above the LIBOR on the term notes and revolving promissory note has been reduced based on a financial ratio from the original 380 basis points.  The financing agreement requires an annual servicing fee of $50,000 for five years.  As described in Note 2, the Company entered into an interest rate cap agreement to reduce the risk of increases in interest rates.  The interest rate cap agreement is based on a notional amount of $10,000,000 and caps increases in interest rates at 6.8% on this amount until June 1, 2006.

The estimated maturities of long-term debt at December 31, 2005 are as follows:

2006	$4,518,960
2007	5,466,132
2008	9,141,110
2009	154,783
Total long-term debt	$19,280,985

7.  MEMBERS’ EQUITY

On January 17, 2006, the Board of Director declared a distribution of $15,361,000 from LSCP to the partners, which was paid in February 2006.  The LLC received approximately $9,240,000 of this distribution.  In February 2006, the LLC paid $842.34 per unit to the LLC unit holders.

8.  RELATED PARTY TRANSACTIONS

For the three months ended December 31, 2005 and 2004, revenues from the sale of ethanol to Archer Daniels Midland (ADM) were approximately $20,307,000 and $19,592,000, respectively.  ADM markets all of the ethanol sold by LSCP and receives a marketing fee.  The Company incurred marketing expenses of approximately $117,000 and $119,000, to ADM for the three months ended December 31, 2005 and 2004, respectively.  At December 31, 2005 and September 30, 2005, amounts due from ADM approximated 82% of trade accounts receivable.

In the three months ended December 31, 2005 and 2004, LSCP purchased approximately $991,000 and $1,281,000 in corn from members of the LLC, respectively.

9.  COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The following table provides information regarding the consolidated contractual obligations of the Company as of December 31, 2005:

	Total	Less than One Year	One to Three Years
Long-Term Debt Obligations	$19,280,985	$4,518,960	$14,762,025
Operating Lease Obligations	$441,474	$187,371	$254,103
Purchase Obligations	$19,792,191	$17,846,021	$1,946,170
Total Contractual Obligations	$39,514,650	$22,552,352	$16,926,298

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three-month period ended December 31, 2005, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the consolidated financial statements and the Management’s Discussion and Analysis section for the fiscal year ended September 30, 2005, included in the Company’s Annual Report on Form 10-K.

Disclosure Regarding Forward-Looking Statements

This report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

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

•              Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:

—           national, state or local energy policy;

—           federal ethanol tax incentives;

—           legislation establishing a renewable fuel standard or other legislation mandating the use of ethanol or other oxygenate additives;

—           state and federal regulation restricting or banning the use of MTBE; or

—           environmental laws and regulations that apply to our plant operations and their enforcement;

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

Overview

Little Sioux Corn Processors, L.L.C. (the “Company”) is an Iowa limited liability company that owns the sole general partnership interest of LSCP, LLLP, (the “Partnership”) an Iowa limited liability limited partnership.  As general partner, we manage the business and day-to-day operations of the Partnership’s 52 million gallon per year ethanol plant located near Marcus, Iowa in northwest Iowa.  We currently own a 60.15% ownership interest in LSCP, LLLP.  The Company and its subsidiary, LSCP, LLLP, are collectively referred to in this report as “LSCP,” “we,” or “us.”

Since April 2003, we have been engaged in the production of ethanol and distillers grains at our ethanol plant.  During fiscal year 2005, we underwent a plant expansion which increased the ethanol production capacity of our plant from 40 million gallons per year to 52 million gallons annually.  In October 2005, we completed installation of the corn oil segregation unit and began producing corn oil at our plant.  Prior to installation of the corn oil segregation unit, the corn oil had been sold as an energy component of our distillers grains.

Our revenues are derived from the sale and distribution of our ethanol, distillers grains and corn oil throughout the continental United States.  Corn is supplied to us primarily from local agricultural producers and from purchases of corn on the open market. After processing the corn, ethanol is sold to ADM, which subsequently markets and sells the ethanol to gasoline blenders and refineries located throughout the continental United States.  The price that we receive from the sale of ethanol to ADM is based upon the average price that ADM receives from the sale to its customers of ethanol originating from (i) our plant, (ii) ADM’s plant in Marshall, Minnesota and (iii) ADM’s plant in Columbus, Nebraska, minus a fee.  Except distillers grains we sell directly to local farmers, our distillers grains are sold through Commodity Specialist Company (“CSC”) which markets and sells the product to livestock feeders.  For our distillers grains, we receive a percentage of the selling price actually received by CSC in marketing the distillers grains to its customers.  In October 2005, we entered into a marketing agreement with United Bio Energy, LLC (“UBE”) to market and sell all the corn oil we produce.  The price that we receive from the sale of corn oil to UBE is based upon the price that UBE receives from the sale to its customers, minus a fixed fee.

We are subject to industry-wide factors that affect our operating income and cost of production.  Our operating results are largely driven by the prices at which we sell ethanol, distillers grain and corn oil and the costs related to their production.  Historically, the price of ethanol tends to fluctuate in the same direction as the price of unleaded gasoline and other petroleum products.  Surplus ethanol supplies also tend to put downward price pressure on ethanol.  In addition, the price of ethanol is generally influenced by factors such as general economic conditions, the weather, and government policies and programs.  The price of distillers grains is generally influenced by supply and demand, the price of substitute livestock feed, such as corn and soybean meal, and other animal feed proteins.  Surplus grain supplies also tend to put downward price pressure on distillers grains.  In addition, our revenues are also impacted by such factors as our dependence on one or a few major customers who market and distribute our products; the intensely competitive nature of our industry; possible legislation at the federal, state, and/or local level; changes in federal ethanol tax incentives.

Our two largest costs of production are corn and natural gas.  The cost of corn is affected primarily by supply and demand factors such as crop production, carryout, exports, government policies and programs, risk management and weather, much of which we have no control.  Natural gas prices fluctuate with the energy complex in general.  Over the last few years, natural gas prices have trended higher than average and it appears prices will continue to trend higher due to the high price of alternative fuels such as fuel oil.  Our costs of production are affected by the cost of complying with the extensive environmental laws that regulate our industry.

Results of Operations for the Three Months Ended December 31, 2005 and 2004

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our consolidated statements of operations for the three months ended December 31, 2005 and 2004:

	December 31, 2005		December 31, 2004
Income Statement Data	Amount	%	Amount	%
Revenues	$23,141,931	100.0	$22,975,735	100.0

Cost of Goods Sold	$14,328,756	61.9	$16,300,232	70.9

Gross Profit	$8,813,175	38.1	$6,675,503	29.1

Operating Expenses	$1,717,462	7.4	$1,463,964	6.4

Operating Income	$7,095,713	30.7	$5,211,539	22.7

Other Income (Expense)	$(102,221)	(0.5)	$(217,975)	(1.0)

Net Income Before Minority Interest	$6,993,492	30.2	$4,993,564	21.7

Minority Interest in Subsidiary Income	$2,787,012	12.0	$1,992,348	8.7

Net Income	$4,206,480	18.2	$3,001,216	13.1

Revenues

There was only a minor change in revenues from the three months ended December 31, 2005 as compared to the three months ended December 31, 2004.

Revenue from the sale of ethanol increased 3% from the three months ended December 31, 2004 to the three months ended December 31, 2005.  The increase was due primarily to a 5% increase in the average price per gallon, offset by a 2% decrease in sales volume.  In the first fiscal quarter of 2005, ethanol prices have remained historically strong and are expected to remain favorable, although certain conditions could alter this view.  Increased demand, firm crude oil and gas markets, public acceptance, and positive political signals have all contributed to a strengthening of ethanol prices.  However, due to the increase in the supply of ethanol from the number of new ethanol plants scheduled to begin production and the expansion of current plants, management believes the industry will need to continue to grow demand in order to sustain these higher price levels.  According to the Renewable Fuels Association, at December 31, 2005, there were 95 ethanol plants in operation nationwide that with the capacity to produce more than 4.3 billion gallons annually, with an additional 31 new plants and nine expansions under construction expected to add an additional estimated 1.5 billion gallons of annual production capacity.  Unless the new supply is equally met with demand, downward pressure on ethanol prices could occur. If ethanol prices start to decline, our earnings will decline in the process, especially if corn costs fail to remain low and stable.  Areas where demand may increase are new markets in New Jersey, Pennsylvania, Massachusetts, North Carolina, South Carolina, Michigan, Tennessee, Louisiana and Texas.  According to the Renewable Fuels Association, Minnesota may also generate additional demand due to the recent passage of state legislation mandating a 20% ethanol blend in its gasoline. Montana passed a similar mandate this year, but it will not go into effect until 60 million gallons of ethanol are produced in the state.

Our revenues and profits are impacted by federal and ethanol supports and tax incentives.  Changes to these supports or incentives could significantly impact demand for ethanol.  The passage of the Volumetric Ethanol Excise Tax Credit (“VEETC”) is expected to provide the flexibility necessary to expand ethanol blending into higher blends of ethanol such as E85, E diesel and fuel cell markets.  In addition, the most recent ethanol supports are contained in the Energy Policy Act of 2005. Most notably, the Act creates a Renewable Fuels Standard (“RFS”) which is expected to favorably impact the ethanol industry by enhancing both the production and use of ethanol.  The RFS is a national flexible program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective.  The RFS requires refiners to use 4 billion gallons of renewable fuels in 2006, increasing to 7.5 billion gallons by 2012.

On December 28, 2005, the EPA released interim rules governing the implementation of the 2006 RFS requirement.  The EPA’s interim rule imposes a collective compliance approach, which means the requirement for 2006 fuel use is determined in the aggregate rather than on a refiner-by-refiner basis.  The EPA adopted this approach for 2006 because current uncertainties regarding the RFS might result in unnecessarily high costs of compliance if each party was required to independently comply.  Although there is not a requirement for individual parties to demonstrate compliance in 2006, the EPA found that increases in ethanol production and projections for future demand indicate that the 2006 volume is likely to be met.  However, in the unlikely event that the RFS is not met in 2006, the EPA expects to adjust the volume requirement in 2007 to cover the deficit.  There are no other consequences for failure to collectively meet the 2006 standard.  The EPA expects to promulgate more comprehensive regulations by August 8, 2006, but the interim rules and collective compliance approach are expected to apply for the entire 2006 calendar year.  In 2007 and subsequent years, the EPA expects to specifically identify liable parties, determine the applicable RFS, and develop a credit trading program.  Further, the standards for compliance, record-keeping and reporting are expected to be clarified.

Since the current national ethanol production capacity exceeds the 2006 RFS requirement, it is management’s belief that other market factors are primarily responsible for current ethanol prices.  Accordingly, it is possible that the RFS requirements may not significantly impact ethanol prices in the short-term.  For instance, if gasoline prices continue to trend higher, consumers will look for lower priced alternative fuels. The Consumer Federation of America recently published a report that states that consumers could save up to $0.08 per gallon at the pump if ethanol were blended at 10%.  Since ethanol blended fuel is a cheaper alternative for consumers, the demand for such ethanol blended fuel could increase thus increasing the overall demand for ethanol.  This could positively affect our earnings.  However, the increased requirement of 7.5 billion by 2012 is expected to support ethanol prices in the long term.  A greater supply of ethanol on the market from these additional plants and plant expansions could reduce the price we are able to charge for our ethanol.  This would have a negative impact on our earnings.

Demand for ethanol may also increase as a result of increased consumption of E85 fuel. E85 fuel is a blend of 70% to 85% ethanol and gasoline. According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 47 million gallons in 2025. E85 can be used as an aviation fuel, as reported by the National Corn Growers Association, and as a hydrogen source for fuel cells. According to the Renewable Fuels Association, there are currently more than 5 million flexible fuel vehicles capable of operating on E85 in the United States and automakers such as Ford and General Motors have indicated plans to produce several million more flexible fuel vehicles per year.  The American Coalition for Ethanol reports that there are currently approximately 600 retail gasoline stations supplying E85.  However, this remains a relatively small percentage of the total number of U.S. retail gasoline stations, which is approximately 170,000.

Revenue from the sale of distiller’s grains decreased 18% from the three months ended December 31, 2004 to the three months ended December 31, 2005.  The decrease was due to a decrease in the sales price of distillers grains.  The decrease in price of distiller’s grains was largely due to a decrease in the price of corn and soybeans, which are the components of distiller’s grains’ principal competition in the feed markets, namely corn and soybean meal.  The lower corn and soybean prices were the result of an abundant supply of grains and feed protein due to a large grain harvest in 2005, the second largest on record, and a large grain carryout into 2006.  Distillers grains prices are expected to remain low in the foreseeable future unless the price of corn and soybean meal increases.

In October 2005, we completed installation of our corn oil segregation unit and are operating the unit at below capacity.  We have not yet operated the corn oil segregation unit at full capacity.  We intend to initially market the unrefined corn oil to the animal feed and bio-diesel markets after startup to assure that quality specifications can be maintained.  In the long term, the corn oil co-product could be marketed for human consumption.  Specific details regarding market penetration into human food are unknown at this time since corn oil extraction in a dry mill situation such as ours has not yet been proven, nor has its suitability for human consumption been determined.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues were 61.9% and 70.9% for the three months ended December 31, 2005 and 2004 respectively.  The decrease in our cost of goods sold from period to period is primarily due to our reduced corn costs, reduced costs for our derivative instruments, offset by significantly increased costs for our natural gas.

The average price per bushel we paid for our corn decreased approximately 16% for the three months ended December 31, 2005 compared to the three months ended December 31, 2004.  These lower corn costs from the first quarter of fiscal 2006 are a result of favorable market conditions.  The 2005 national corn crop was the second largest on record with national production at approximately 11.11 billion bushels, exceeded only by the 2004 crop (at approximately 11.8 billion bushels), with Iowa’s corn production at approximately 2.162 billion bushels.  The large 2005 corn crop allowed ethanol plants to purchase corn inexpensively throughout fourth calendar quarter of 2005.  As a result, profit margins were much higher for many ethanol plants in 2005.  Due to the large 2005 corn crop, we anticipate corn costs will remain low and stable into the 2005-2006 marketing year.  However, we expect the grain market to begin focusing on prospects for the 2006 crop, where variables such as rainfall, planting dates, and temperatures will likely cause market uncertainty and create corn price volatility as the growing season begins.  Recently, many market analysts are predicting lower U.S. corn acreage this year due to higher fertilizer prices caused by high natural gas prices, decreased domestic fertilizer production and increased global demand for fertilizers.  Although carryout supplies for 2006 marketing year appear adequate, any production shortfall during the 2006 growing season will create volatility and may increase our cost of corn.

The cost of our natural gas increased 61% for the three months ended December 31, 2005 compared to the three months ended December 31, 2004.  This increase resulted from higher natural gas costs per MMBTU which was primarily due to an increase in the price of crude oil and related products.  Natural gas prices, along with other energy sources, saw a significant increase during late summer 2005 as a result of Hurricane Katrina and Hurricane Rita and the interruption of production in the Gulf of Mexico, the home of the largest natural gas hubs in the United States.  As the damage from the hurricane became apparent, natural gas prices substantially increased, nearly doubling.  It is currently unknown how the damage will affect long-term prices of natural gas.  Future hurricanes in the Gulf of Mexico could cause similar or greater uncertainty.  In addition, the price of natural gas has historically fluctuated with seasonal weather changes, often experiencing price spikes during extended cold spells.  Global demand for natural gas is also expected to continue to increase, which may further drive up prices.  We look for continued volatility in the natural gas market and expect this trend of much higher than average natural gas prices to continue through calendar year 2006.  Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our future profit margins.

Cost of goods sold includes a gain of $645,272 for the three months ended December 31, 2005 related to our corn and natural gas derivative instruments, up from a loss of $1,358,849 in the three months ended December 31, 2004.  We recognize the gains or losses that result from the changes in the value of our derivative instruments in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  For the three months ended December 31, 2005, the increases in the value of our derivative instruments partially offset the increases in the cash prices for corn and natural gas.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating Expenses

Our operating expenses as a percentage of revenue were approximately 7.4% and 6.4% for the three months ended December 31, 2005 and 2004 respectively.  This increase is primarily due to larger depreciation expenses resulting from our expansion completed in fiscal 2005.

Operating Income

Our income from operations for the three months ended December 31, 2005 totaled $7,095,713 compared to $5,211,539 for the three months ended December 31, 2004.  This 36% increase was a result of the reduced cost of goods sold for the period, compared to the same period last year.

Other Income and Expense

Our other income and expense for the three months ended December 31, 2005 was an expense of $102,221 compared to an expense of $217,975 for the three months ended December 31, 2004.  This reduction in expenses resulted from increases in interest income which was $144,782 for the three months ended December 31, 2005 compared to $11,984 for the three months ended December 31, 2004.

Our USDA Commodity Credit Corporation Bioenergy Program payments were $25,565 for the three months ended December 31, 2005 compared to $17,300 for the three months ended December 31, 2004.  This increase is attributable to an increase in ethanol production from the same period last year as a result of our plant expansion.  Although Bioenergy Program incentive programs were once a significant source of income for us, the programs are much less significant because of the means by which the programs structure, fund, and condition the payments.  Payments under the Bioenergy Program are based upon increases in ethanol production relative to previous years.  Due to the size of our plant expansion, any program payments we receive in the future will be significantly less than our original payments and we do not expect future program payments to have the same impact on cash flow as they have in the past.  The receipt of these additional program payments is subject to the continued availability of program funds, which may be reduced as a result of increased participation in the program by new and expanding plants as well as decreased federal funding.  In addition, the accrued income from the Bioenergy Program is significantly less than the amount we are eligible for based on our production.  This reduction is attributed to an increase in the number of eligible participants in the program, which reduces our share of the payments.  We do not anticipate receiving unpaid amounts for past pro rata reductions.  The receipt of these additional program payments is subject to the continued availability of program funds, which may be reduced as a result of increased participation in the program by new and expanding plants as well as decreased federal funding.  The Bioenergy Program is scheduled to expire on September 30, 2006.

During the first fiscal quarter of 2006, we were involved in a dispute with ADM regarding the actual price ADM is required to pay for the ethanol it purchases from us under the ethanol marketing agreement. Pursuant to our ethanol marketing agreement with ADM, the price ADM pays us for our ethanol is calculated by averaging the price ADM receives for all the ethanol it sells originating from (i) our plant, (ii) ADM’s plant in Marshall, Minnesota and (iii) ADM’s plant in Columbus, Nebraska.  In October 2005, ADM contacted us and claimed that that since the inception of the ethanol marketing agreement, ADM has mistakenly failed to factor in its hedging costs for the ethanol sold from Marshall and Columbus, which resulted in an overpayment to us of approximately $3.9 million.  In support of its claim, ADM provided us with documentation demonstrating how the hedging costs incurred by ADM when it sold Marshall and Columbus ethanol would affect the price received by us for ethanol.  After engaging independent accountants to review ADM’s claimed overpayment, we orally offered in December 2005 to settle the claim by paying ADM approximately $3,900,000 less actual legal and accounting expenses incurred in connection with investigation and settlement of the claimed overpayment.  ADM has orally agreed to accept our settlement offer.  We have not yet executed a written settlement agreement.

Changes in Financial Condition for the Three Months Ended December 31, 2005

Consolidated assets totaled $84,031,598 at December 31, 2005 compared to $77,162,356 at September 30, 2005.  Current assets totaled $34,272,990 at December 31, 2005 up from $26,748,278 at September 30, 2005.  The change resulted from increased cash, which was $22,164,793 at December 31, 2005 compared to $14,135,954 at September 30, 2005.  We were accumulating cash in anticipation of a distribution of earnings to the partners and our members and in anticipation of an increase in expenditures resulting from the plant expansion.

Consolidated current liabilities totaled $11,850,356 at December 31, 2005 similar to the $10,644,316 at September 30, 2005.

Long-term debt, net of current maturities, totaled $14,762,025 at December 31, 2005, down from $16,092,315 at September 30, 2005, due to our regularly scheduled loan payments.

Plant Operations and Expansion

On August 9, 2005, the Board of Directors approved plans to proceed with a 40 million gallon per year expansion to our plant.  We currently estimate the cost of the expansion to be approximately $50,000,000 and we expect to fund the prospective expansion without additional equity from our members.  This is a preliminary estimate and we expect it will change as we continue to gather information relating to the expansion.  We intend to use a portion of our cash on hand to help finance the expansion.  Our loan covenants may restrict the amount of cash we can use for this purpose.  In addition, we expect to acquire additional debt to finance the required capital expenditure; however, the total amount of debt financing necessary to fund the plant expansion will depend on the amount of grants and government incentives we are able to secure.  We anticipate construction of the expansion will begin in August 2006 and will be completed by August 2007.  The expansion may be delayed for a number of reasons and there is no assurance that the expansion will not be delayed beyond the anticipated completion date.

We have entered into negotiations with Fagen, Inc. of Granite Falls, Minnesota to expand our plant’s annual ethanol production capacity by 40 million gallons per year.  However, we have not executed a letter of intent or definitive agreement with Fagen, Inc. and there is no assurance that we will be able to do so or that the terms will be as anticipated.  If our negotiations with Fagen, Inc. are successful, we will be dependent upon Fagen, Inc. and ICM, Inc. for their expertise in integrating process and facility design into a construction and operationally efficient facility which is very important to the success of the expansion.  We will depend on Fagen, Inc. and ICM, Inc. for timely completion of the expansion of our plant; however, their involvement in other projects could delay the commencement and start-up operation of our expansion.  If we are unable to finalize a letter of intent or definitive agreement with Fagen, Inc., we will explore other options to expand the plant.  However, there is no assurance that we will be able to obtain a replacement general contractor.  If we are unable to retain a replacement general contractor, we may be forced to abandon our expansion plans.

Management anticipates that the plant will continue to operate at or above name-plate capacity of 52 million gallons per year for the next 12 months.  We expect to have sufficient cash from cash flow generated by continuing operations, debt financing secured to fund plant expansion, current lines of credit through our revolving promissory note, and cash reserves to cover the costs of expansion as well as our usual operating costs over the next 12 months, which consist primarily of corn supply, natural gas supply, staffing, office, audit, legal, compliance, working capital costs and debt service obligations.  The following is our estimate of our costs for the next 12 months for the plant as it currently operates (52 MGY production capacity):

Corn Costs	$37,500,000
General and Administrative Costs	$8,100,000
Natural Gas Costs	$14,200,000
Chemical Costs	$5,100,000
Other Production Costs	$15,300,000
Total Operating Costs:	$80,200,000

The estimates in the table set forth above are based upon our operational experience; however, these are only estimates and our actual expenses and costs could be much higher due to a variety of factors outside our control, such as:

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

•                  Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries; and

•                  Changes in the availability and price of natural gas;

•                  Increases or decreases in the supply and demand for distillers grains; and

•                  Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives).

Liquidity and Capital Resources

The following table shows cash flows for the three months ended December 31, 2005 and 2004:

	Three Months Ended December 31
	2005	2004
Net cash from operating activities	$7,405,099	$8,371,673
Net cash provided by (used for) investing activities	$1,440,784	$(574,425)
Net cash used for financing activities	$(817,044)	$(5,442,445)

Cash Flow From Operations

The decrease in net cash flow provided from operating activities for the three months ended December 31, 2005 compared to three months ended December 31, 2004 was primarily due to increase in an unrealized gains from our derivative instruments, an increase in finished goods inventory, and increased collections of receivable balances.  Our capital needs are being adequately met through cash from our operating activities and our current credit facilities.

Cash Flow From Investing Activities

The increase in net cash flow provided from investing activities for the three months ended December 31, 2005 compared to same period in 2004 was primarily due to changes in short-term investments.

Management estimates that approximately $1,000,000 in capital expenditures will be made in the next twelve months for general improvements, all of which are expected to be financed from a portion of cash flows from operations and additional debt financing.

On August 9, 2005, the Board of Directors approved plans to proceed with a 40 million gallon per year expansion to our plant.  The cost of the expansion is expected to be approximately $50,000,000, which will be financed using both a portion of our cash and additional debt to finance the required capital expenditure.  Our expansion projections are based upon our historical operating costs and historical revenues and there is no guarantee or assurance that our past financial performance can accurately predict future results especially in connection with expansion.  In addition, the expansion may cost more and may present additional challenges and risks that negatively impact our future financial performance.  We anticipate construction of the expansion will begin in August 2006 and will be completed by August 2007.

Cash Flow From Financing Activities.

We used cash to pay down our debt by $817,044 for the three months ended December 31, 2005 compared to $5,442,445 for the same period in 2004.  During the three months ended December 31, 2004 we made a substantial payment on our term note #4, which had no outstanding balance during three months ended December 31, 2005.

Indebtedness

Short-Term Debt Sources

We have a revolving promissory note of up to $3,500,000 with First National Bank of Omaha through March 2006.  The interest payable on the revolving promissory note is due monthly at the one month LIBOR plus 2.80%.  The revolving promissory note is our operating line of credit.  We did not have an outstanding balance at December 31, 2005 or at December 31, 2004.  The maximum available credit under this note is based on receivable and inventory balances.  As the balances in these accounts fluctuate, the amount of available credit on this note may be reduced or increased subject to the maximum of $3,500,000.  The operating line of credit is subject to protective covenants requiring us to maintain various financial ratios.  The operating line of credit is secured by all business assets.

Long-Term Debt Sources

We have long-term debt financing consisting of four term notes held by First National Bank of Omaha and referred to as Term Notes #2, #3, #4 and #5.  At December 31, 2005, the principal balance on Term Note #2 was $12,381,575.  Term Note #2 is payable in quarterly installments.  Interest on Term Note #2 is at the three month LIBOR plus 2.80%, which totaled 7.21% as of December 31, 2005.  In order to achieve a fixed interest rate on Term Note #2, we entered into an interest rate swap which helps protect our exposure to increases in interest rates and the swap effectively fixes the interest rate on Term Note #2 at 5.79% until June 1, 2008.  Term Note #2 is payable in full on June 1, 2008.

At December 31, 2005, the principal balance on Term Note #3 is $6,269,897.  Term Note #3 is payable in quarterly installments.  Interest on Term Note #3 is at the three month LIBOR plus 2.80%, which totaled 7.21% as of December 31, 2005.  In order to protect our interest rate exposure on Term Note #3, we entered into an interest rate cap agreement based on a principal amount of $10,000,000.  The financing agreement caps our interest rate at 6.80% for Term Note #3 until June 1, 2006.  As part of the financing agreement, we have agreed to an annual servicing fee of $50,000 for five years.  Term Note #3 is payable in full on June 1, 2008.

At December 31, 2005, there was no principal balance on Term Note #4.  Term Note #4 allows borrowings up to the original principal of $5,000,000 to the extent of principal payments made until maturity and requires a commitment fee of 0.25% on any unused portion.  Term Note #4 is payable in quarterly installments with interest at the one month LIBOR plus 2.80%.  Term Note #4 is payable in full on June 1, 2008.

On October 1, 2005, the principal balance of $5,400,000 on Term Note #5 was transferred to Term Note #3 with payment and terms as described above.  Term Note #5 was the construction note used for the plant expansion.  Prior to the conversion to Term Note #3, we were required to make interest only payments quarterly.

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

We have a capital lease obligation in the amount of $172,284 on which we initially pay monthly installments totaling $6,658, with an implicit interest rate at 3.67%.  This obligation is secured by the leased equipment and runs through March 1, 2008.

We have a note in the amount of $128,472 payable to the Iowa Energy Center on which we pay monthly installments of $3,472 without interest.  This note is secured by real estate, but is subordinated to the term notes.  It matures on January 29, 2009.

We have a note with Farmers State Bank of Marcus, Iowa in the amount of $139,757 on which we pay monthly installments of $5,921, including interest at 6%.  This note is secured by real estate, but is subordinated to the term notes.  It matures on January 29, 2009.

We have a note totaling $189,000 payable to the Iowa Department of Economic Development on which we pay monthly installments of $1,167 without interest. This note is secured by all equipment and matures on July 1, 2009.

Contractual Obligations and Commercial Commitments

There were no material changes in the Company’s contractual obligations and commercial commitments during the three months ended December 31, 2005.

Distribution to Unit Holders

No distributions were made to members during the fiscal quarter ended December 31, 2005.  On January 17, 2006 our Board of Directors, acting on behalf of the Company as general partner of Partnership, approved a resolution authorizing the distribution of a maximum of $15,361,000 of earnings to partners.  The resolution provided the authority for the Board of Directors to make a distribution, but did not require any such distribution.  On the same date, our Board of Directors, acting on behalf of the Company, as general partner of the Partnership, declared a distribution of $15,361,000 to the partners.  The Partnership will make the distribution on or before March 1, 2006.  Because we own a 60.15% ownership interest of the partnership, we will receive a distribution of $9,240,240.  We will distribute $9,216,041, or $842.34 per unit, to our unit holders.  We expect that this distribution will not affect our ability to maintain financial covenants and meet operating costs.

Critical Accounting Estimates

There were no material changes in the Company’s accounting estimates during the three months ended December 31, 2005.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results from holding a revolving promissory note and four term notes which bear variable interest rates.  Specifically, we have $19,426,090 outstanding in variable rate, long-term debt as of September 30, 2005.  The specifics of each note are discussed in greater detail in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Indebtedness.”

In order to achieve a fixed interest rate on Term Note #2, we entered into an interest rate swap which helps protect our exposure to increases in interest rates and the swap effectively fixes the interest rate on Term Note #2 at 5.79% until June 1, 2008.  When the three month LIBOR plus 2.80% exceeds 5.79%, the Company receives payments for the difference between the market rate and the swap rate.  Conversely, when the three-month LIBOR plus 2.80% is below 5.79%, the Company makes payments for the difference between the market rate and the swap rate.  While our exposure is now greatly reduced, there can be no assurance that the interest rate swap agreement will provide us with protection in all scenarios.  For example, if interest rates were to fall below 5.79%, we would still be obligated pay interest at 5.79% under the interest rate swap agreement.

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

At December 31, 2005 and September 30, 2005, we had an interest rate cap with a fair value of $60,124 and $69,756, respectively, recorded as an asset with derivative instruments.  The interest rate cap was not designated as a cash flow hedge.  We offset interest expense with a loss of $9,632 and $8,164 gain, on the interest rate cap for the three months ended December 31, 2005 and 2004, respectively.

Commodity Price Risk

We are also exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process.  We seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of derivative instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are marking to market our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold.

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  At December 31, 2005 and September 30, 2005, the fair value of our derivative instruments for corn and natural gas is an asset in the amount of $1,905,852 and $496,853, respectively.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

We estimate that our expected corn usage is approximately 18 to 19 million bushels per year for the production of 52 million gallons of ethanol.  We have price protection for approximately 65% of our expected corn usage for fiscal year ended September 30, 2006 and approximately 50% of our usage for fiscal year 2007 using CBOT futures and options and Over-the-Counter option contracts.  As we move forward, additional protection may be necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  As we move forward, additional price protection may be required to solidify our margins into fiscal year 2007.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

To manage our natural gas price risk, we entered into a natural gas purchase agreement with our supplier to supply us with natural gas.  This purchase agreement fixes the price at which we purchase natural gas.  We estimate that we have forward contracts in place for approximately 95% of our natural gas needs through September 2006.  The forward contracts provide for approximately 50% higher gas prices for the 2005-2006 winter months than for the 2004-2005 winter months.  In addition to procuring natural gas requirements through summer and fall 2006, we have purchased approximately 50% of our fall and winter 2006 and 2007 natural gas requirements utilizing both cash, futures and options contracts.  We may also purchase additional natural gas requirements for the winter 2006 months and 2007 calendar years as we attempt to further reduce our susceptibility to price increases.

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

A sensitivity analysis has been prepared to estimate our exposure to corn and natural gas price risk. The table presents the fair value of our derivative instruments as of December 31, 2005 and September 30, 2005 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Year Ended	Fair Value	Effect of Hypothetical Adverse Change — Market Risk
December 31, 2005	1,905,852	$190,585
September 30, 2005	$496,853	$49,685

Item 4.  Controls and Procedures.

Our management, including our President and Chief Executive Officer (the principal executive officer), Stephen Roe, along with our Chief Financial Officer (the principal financial officer), Gary Grotjohn, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2005.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of December 31, 2005 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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