Form 10-Q
period 2006-03-31
LITTLE SIOUX CORN PROCESSORS LLC
filed 2006-05-15
CIK 1229899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended March 31, 2006

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

As of May 12, 2006, there were 10,941 units outstanding.

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

SIGNATURES

PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Balance Sheet

	March 31	September 30
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and equivalents	$11,889,024	$14,135,954
Short-term investments	3,001,309	6,987,420
Trade accounts receivable, less allowance for doubtful accounts of $20,000	2,073,279	2,518,278
Other receivables	127,589	185,046
Inventory	1,887,166	1,346,217
Derivative instruments	1,795,034	566,609
Prepaid expenses	1,462,419	1,008,754
Total current assets	22,235,820	26,748,278

Property and Equipment
Land and improvements	2,769,067	2,762,708
Buildings	15,769,737	15,768,603
Processing equipment	34,374,334	32,910,303
Grain handling equipment	5,299,705	5,264,448
Rail and other equipment	1,502,800	1,342,950
Furniture and fixtures	201,327	195,298
Construction in progress	1,069,120	713,898
	60,986,090	58,958,208
Less accumulated depreciation	11,184,501	8,829,771
Net property and equipment	49,801,589	50,128,437

Other Assets
Long-term investments	100,172	48,000
Land option and other	15,316
Deferred loan costs, net	189,375	237,641
Total other assets	304,863	285,641

Total Assets	$72,342,272	$77,162,356

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Current maturities of long-term debt	5,069,056	4,005,714
Trade accounts payable	4,114,605	2,304,286
Accrued liabilities	949,503	4,334,316
Total current liabilities	10,133,164	10,644,316

Long-Term Debt, net of current maturities	13,419,713	16,092,315

Deferred Compensation	100,172	48,000

Commitments and Contingencies

Minority Interest	19,534,906	20,209,574

Members’ Equity
Member contributions, 10,941 units issued and outstanding at March 31, 2006 and September 30, 2005	10,842,237	10,842,237
Retained earnings	18,312,080	19,325,914
Total members’ equity	29,154,317	30,168,151

Total Liabilities and Members’ Equity	$72,342,272	$77,162,356

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Operations

	Six Months Ended	Six Months Ended
	March 31	March 31
	2006	2005
	(Unaudited)	(Unaudited)

Revenues	$50,640,010	$46,811,419

Cost of Goods Sold	35,580,077	32,998,374

Gross Profit	15,059,933	13,813,045

Operating Expenses	1,251,848	1,131,464

Operating Income	13,808,085	12,681,581

Other Income (Expense)
Interest income	391,698	42,277
Interest expense	(629,858)	(505,719)
CCC Bio-Energy income	28,853	45,917
Grants and other income	49,548	104,736
Total other expense	(159,759)	(312,789)

Net Income Before Minority Interest	13,648,326	12,368,792

Minority Interest in Sudsidiary Income	5,446,091	4,957,679

Net Income	$8,202,235	$7,411,113

Weighted Average Units Outstanding - Basic and Diluted	10,941	10,941

Net Income Per Unit - Basic and Diluted	$749.68	$677.37

Distributions Per Unit - Basic and Diluted	$842.34	$379.88

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	March 31	March 31
	2006	2005
	(Unaudited)	(Unaudited)

Revenues	$27,498,079	$23,835,684

Cost of Goods Sold	20,086,266	15,828,089

Gross Profit	7,411,813	8,007,595

Operating Expenses	699,441	537,553

Operating Income	6,712,372	7,470,042

Other Income (Expense)
Interest income	246,916	30,293
Interest expense	(328,971)	(235,144)
CCC Bio-Energy income	3,288	28,617
Grants and other income	21,229	81,420
Total other expense	(57,538)	(94,814)

Net Income Before Minority Interest	6,654,834	7,375,228

Minority Interest in Sudsidiary Income	2,659,079	2,965,331

Net Income	$3,995,755	$4,409,897

Weighted Average Units Outstanding - Basic and Diluted	10,941	10,941

Net Income Per Unit - Basic and Diluted	$365.21	$403.06

Distributions Per Unit - Basic and Diluted	$842.34	$379.88

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	Six Months Ended	Six Months Ended
	March 31	March 31
	2006	2005
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$8,202,235	$7,411,113
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization	2,402,996	1,815,618
Deferred compensation	52,172	—
Minority interest in subsidiary’s income	5,446,091	4,957,679
Change in assets and liabilities:
Receivables	502,456	1,089,860
Restricted cash	—	2,084,507
Inventory	(540,949)	539,138
Derivative instruments	(1,228,425)	(785,648)
Prepaid expenses	(453,665)	31,571
Accounts payable	2,296,005	(328,411)
Accrued liabilities	(4,720,432)	208,351
Net cash provided by operating activities	11,958,484	17,023,778

Cash Flows from Investing Activities
Payments for investments	(52,172)	—
Proceeds from investments	3,986,111	—
Capital expenditures	(1,177,949)	(1,620,854)
Land option and other	(15,316)	—
Net cash provided by (used in) investing activities	2,740,674	(1,620,854)

Cash Flows from Financing Activities
Proceeds of short-term debt	—	1,089,180
Payments of long-term debt	(1,609,260)	(6,259,456)
Distribution to minority interest	(6,120,759)	(1,593,844)
Distribution to members	(9,216,069)	(2,406,156)
Net cash used in financing activities	(16,946,088)	(9,170,276)

Net increase (decrease) in cash and equivalents	(2,246,930)	6,232,648

Cash and Equivalents–Beginning of Period	14,135,954	3,907,380

Cash and Equivalents –End of Period	$11,889,024	$10,140,028

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$596,965	$554,938

Supplemental Disclosure of Noncash Investing and Financing Activities
Capital Expenditures in Accounts Payable	$849,933

Distributions Payable		$2,945,493

Notes to Condensed Consolidated Financial Statements are an integral part of this Statement.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2006

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These condensed consolidated financial statements and related notes should be used in conjunction with the consolidated financial statements and notes included in the Company’s audited consolidated financial statements for the year ended September 30, 2005, contained in the Company’s annual report of Form 10-K for 2005. As used in this report in Form 10-Q, the “Company” represents Little Sioux Corn Processors, LLC (LLC) and its subsidiary LSCP, LLLP (LSCP).

The condensed consolidated interim financial statements are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of the results of operations, financial position, and cash flows. The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

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

Reclassifications

The presentation of certain items in the consolidated balance sheet, statements of operations and cash flows for 2005 has been changed to conform to the classifications used at March 31, 2006. These reclassifications had no effect on members’ equity, net income, or cash flows previously reported.

2. DERIVATIVE INSTRUMENTS

At March 31, 2006 and September 30, 2005, the Company had recorded an asset for derivative instruments related to corn and natural gas options and futures positions of $1,760,256 and $496,853, respectively. None of the positions open at March 31, 2006 are designated as cash flow hedges. The Company has recorded a gain of $473,404 in cost of goods sold related to its derivative instruments for the three months ended March 31, 2006, and a gain of $1,118,676 in cost of goods sold for the six months ended March 31, 2006. The Company had recorded a gain of $130,854 in cost of goods sold related to its derivative instruments for the three months ended March 31, 2005, and a loss of $1,227,994 in cost of goods sold for the six months ended March 31, 2005.

At March 31, 2006 and September 30, 2005, the Company had an interest rate cap as described in Note 6 with a fair value of $34,778 and $69,756, respectively, recorded as an asset with derivative instruments. The interest rate cap was not designated as a cash flow hedge. The Company added to interest expense a $25,346 loss and $34,978 loss on the interest rate cap for the three months and six months, respectively, ending March 31, 2006. The Company offset interest expense with the gain on the interest rate cap of $39,140 and $47,304 for the three months and six months, respectively, ending March 31, 2005.

3. INVENTORY

Inventory consists of the following:

	March 31, 2006	September 30, 2005 *

Raw materials	$771,480	$579,568
Work in process	536,981	437,872
Finished goods	578,705	328,777
Totals	$1,887,166	$1,346,217

* Derived from audited consolidated financial statements.

4. CONSTRUCTION IN PROGRESS

Construction in progress as of March 31, 2006 is approximately $1,069,000, which includes initial payments on the McCormick Construction contract as discussed in Note 10. The Company estimates its costs to complete the construction to be approximately $5,486,000. For the six months ended March 31, 2006, the Company has not incurred any interest nor has the Company capitalized any interest related to construction in progress.

5. REVOLVING PROMISSORY NOTE

Under the terms of the financing agreement with the lending institution, the Company has a revolving promissory note of up to $3,500,000, subject to borrowing base limitations. In July 2005, the lending institution renewed the revolving promissory note until March 2006. On April 30, 2006, the Company renewed the revolving promissory note through March 30, 2007. The revolving promissory note incurs interest monthly at the one month LIBOR plus 280 basis points. The Company pays a commitment fee of .125% on the unused portion of the revolving promissory note. There were no balances outstanding on the revolving promissory note at March 31, 2006. The revolving promissory note as well as the term notes described in Note 6 are subject to protective covenants under a common financing agreement requiring the Company to maintain various financial ratios, including debt service coverage and minimum net worth and working capital requirements and secured by all business assets.

6. LONG–TERM DEBT

Long-term debt consists of the following:

	March 31 2006	September 30 2005*

Term note #2 payable to lending institution, see terms below.	$12,025,680	$12,732,447

Term note #3 payable to lending institution, see terms below.	5,876,324	1,293,643

Term note #5 payable to lending institution, see terms below.		5,400,000

Note payable to Iowa Energy Center, due in monthly payments of $3,472 without interest, maturing on January 29, 2009, secured by real estate, subordinated to term notes.	118,055	138,889

Note payable to bank due in monthly payments of $5,921 including interest at 6% maturing on January 29, 2009, secured by real estate, subordinated to term notes.	129,373	149,986

Note payable to Iowa Department of Economic Development, due in sixty monthly installments beginning August 1, 2004 of $1,167 without interest, payable in full on July 1, 2009, secured by all equipment.	185,500	192,500

Capital lease obligation, due in monthly installments initially totaling $6,658 commencing April 1, 2003 including implicit interest at 3.67% through March 1, 2008, secured by leased equipment.	153,837	190,564

Totals	$18,488,769	$20,098,029

Less amounts due within one year	5,069,056	4,005,714

Totals	$13,419,713	$16,092,315

* Derived from audited consolidated financial statements.

The Company obtained debt financing from a lending institution in the form of a revolving promissory note and term notes, referred to by the lending institution as term notes #2, #3, and #4. Term note #2 has fixed principal payments due quarterly with interest at the three month LIBOR plus 280 basis points, which totaled 7.62% at March 31, 2006, payable in full on June 1, 2008. As part of the financing agreement, the Company accepted a fixed rate option on term note #2 by entering into an interest rate swap which effectively fixes the interest rate on this term note at 5.79% until this term note is repaid on June 1, 2008.

Term note #3 bears interest at the three month LIBOR plus 280 basis points, which totaled 7.62% at March 31, 2006. Term note #4 bears interest at the one month LIBOR plus 280 basis points. Term notes #3 and #4 are payable in full on June 1, 2008. The Company is required to make quarterly payments of $506,588 applied first to accrued interest on term note #4. The remaining amount is applied to accrued interest on the term note #3 and then to principal until this note is repaid in full or until maturity. After term note #3 is repaid, payments are applied first to accrued interest and then to principal on the term note #4 until paid in full or until maturity. Term note #4 had no outstanding balance as of March 31, 2006. Term note #4 allows subsequent borrowings up to the original $5,000,000 to the extent of principal payments made until maturity and requires a commitment fee of .25% on any unused portion. Term note #5 was added to term note #3 on October 1, 2005.

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

The estimated maturities of long-term debt at March 31, 2006 are as follows:

2006	$5,069,056
2007	5,511,135
2008	7,765,078
2009	143,500
Total long-term debt	$18,488,769

7. MEMBERS’ EQUITY

On January 17, 2006, the Board of Directors declared a distribution of $15,361,000 from LSCP to the partners, which was paid in February 2006. The LLC received approximately $9,240,000 of this distribution. In February 2006, the LLC paid $842.34 per unit to the LLC unit holders.

8. RELATED PARTY TRANSACTIONS

For the three months and six months ending March 31, 2006, revenues from the sale of ethanol to Archer Daniels Midland (ADM) were approximately $24,050,000 and $44,357,000, respectively. For the three months and six months ending March 31, 2005, revenues from the sale of ethanol to ADM were approximately $20,477,000 and $40,069,000, respectively. ADM markets all of the ethanol sold by LSCP and receives a marketing fee. The Company incurred marketing expenses of approximately $144,000 and $261,000, to ADM for the three months and six months ended March 31, 2006, respectively. The Company incurred marketing expenses of approximately $125,000 and $244,000, respectively, to ADM for the three months and six months ended March 31, 2005, respectively. At March 31, 2006 and 2005, amounts due from ADM approximated 89% and 91%, respectively, of trade accounts receivable.

In the three months and six months ended March 31, 2006, LSCP purchased approximately $1,660,000 and $2,651,000 in corn from members of the LLC, respectively. In the three months and six months ended March 31, 2005, LSCP purchases approximately $806,000 and $2,087,000, respectively, in corn from members of the LLC.

9. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The following table provides information regarding the consolidated contractual obligations of the Company as of March 31, 2006:

	Total	Less than One Year	One to Three Years
Long-Term Debt Obligations	$18,488,769	$5,069,056	$13,419,713
Operating Lease Obligations	$396,446	$187,371	$209,076
Purchase Obligations	$25,742,453	$25,497,903	$244,550
Total Contractual Obligations	$44,627,666	$30,754,330	$13,873,337

Land Option

On March 1, 2006, the Company entered into a land option agreement for $15,000 that will be credited against the purchase price of $1,500,000, should the Company decide to exercise the option. The land is expected to be used for the potential 100 MGPY ethanol plant that is anticipated to be located near Akron, Iowa. The land option commences on the date of the execution of the option agreement and continues for 180 days from, but not including, the date of the execution of the agreement. The option can be extended for another 180 days at the sole discretion of the Company with no additional consideration. If the option is not exercised after the 180 days, the land option agreement becomes null and void.

10. SUBSEQUENT EVENTS

On April 10, 2006, the Company entered into an Eleventh Amendment to Construction Loan Agreement with First National Bank of Omaha. Under this amendment, First National Bank of Omaha has agreed to loan the Company up to $5,673,025 of interim financing pursuant to a Bridge Note to finance construction of two 500,000-bushel cement grain bins in anticipation of the 40 million gallon expansion of our existing ethanol plant. The Bridge Note will terminate October 1, 2006. During the term of the Bridge Note, the Company agreed to pay interest only on a quarterly basis on the outstanding principle amount at a rate equal to the one-month LIBOR rate plus 280 basis points. Upon completion of the term of the Bridge Note, the outstanding balance of this expansion note will either (i) be added to the principal balance of our Term Note 3 with First National Bank of Omaha relating to the original construction of our ethanol plant; or (ii) paid from proceeds from a new permanent financing between the Company and First National Bank of Omaha secured for the purpose of financing our 40 million gallon expansion of our existing plant. The maturity date of Term Note 3 is currently June 1, 2008.

The Bridge Note is subject to all terms and conditions of our existing Construction Loan Agreement with First National Bank of Omaha, including the specific provisions regarding events of default and the granting of liens to secure our performance.

On May 1, 2006, McCormick Construction Company, Inc. (“McC Inc.”), commenced construction on the expansion of LSCP, LLLP’s grain handling facilities and the modification of existing silos to support the planned forty million gallon expansion of the ethanol plant. The grain expansion project is pursuant to the contract effective January 25, 2006, between LSCP, LLLP and McC Inc. for $5,673,025. Phase One is to be substantially complete by May 1, 2007, and Phase Two is to be substantially complete by September 1, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS.

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three-month period ended March 31, 2006, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the consolidated financial statements and the Management’s Discussion and Analysis section for the fiscal year ended September 30, 2005, included in the Company’s Annual Report on
Form 10-K.

Disclosure Regarding Forward-Looking Statements

This report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•                     Projected growth, overcapacity or contraction in the ethanol market in which we operate;

•                     Fluctuations in the price and market for ethanol and distillers grains;

•                     Changes in plant production capacity, variations actual ethanol and distillers grains production from expectations or technical difficulties in operating the plant;

•                     Availability and costs of products and raw materials, particularly corn and natural gas;

•                     Changes in our business strategy, capital improvements or development plans for expanding, maintaining or contracting our presence in the market in which we operate;

•                     Costs of construction and equipment;

•                     Our ability to market and our reliance on third parties to market our products;

•                     Our ability to distinguish ourselves from our current and future competition;

•                      Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:

—           national, state or local energy policy;

—           federal ethanol tax incentives;

—           legislation mandating the use of ethanol or other oxygenate additives;

—           state and federal regulation restricting or banning the use of MTBE; or

—           environmental laws and regulations that apply to our plant operations and their enforcement;

•                     Increased competition in the ethanol and oil industries;

•                     Fluctuations in US oil consumption and petroleum prices;

•                     Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•                     Anticipated trends in our financial condition and results of operations

•                     Our liability resulting from litigation;

•                     Our ability to retain key employees and maintain labor relations;

•                     Changes and advances in ethanol production technology; and

•                     Competition from alternative fuels and alternative fuel additives.

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

Overview

Little Sioux Corn Processors, L.L.C. (the “Company”) is an Iowa limited liability company that owns the sole general partnership interest of LSCP, LLLP, (the “Partnership”) an Iowa limited liability limited partnership. As general partner, we manage the business and day-to-day operations of the Partnership’s 52 million gallon per year (MGY) ethanol plant located near Marcus, Iowa in northwest Iowa. We currently own a 60.15% ownership interest in LSCP, LLLP. The Company and its subsidiary, LSCP, LLLP, are collectively referred to in this report as “LSCP,” “we,” or “us.”

Our revenues are derived from the sale and distribution of our ethanol, distillers grains and corn oil throughout the continental United States. Corn is supplied to us primarily from local agricultural producers and from purchases of corn on the open market. After processing the corn, ethanol is sold to ADM, which subsequently markets and sells the ethanol to gasoline blenders and refineries located throughout the continental United States. The price that we receive from the sale of ethanol to ADM is based upon the average price that ADM receives from the sale to its customers of ethanol originating from (i) our plant, (ii) ADM’s plant in Marshall, Minnesota and (iii) ADM’s plant in Columbus, Nebraska, minus a fee. Except distillers grains we sell directly to local farmers, our distillers grains are sold through Commodity Specialist Company (“CSC”) which markets and sells the product to livestock feeders. For our distillers grains, we receive a percentage of the selling price actually received by CSC in marketing the distillers grains to its customers. We market and sell our corn oil to regional wholesalers. Presently, the end use of our corn oil is in the livestock industry. In the long term, our corn oil could be marketed for human consumption; however, market penetration as human food is unknown at this time as corn oil extraction in dry milling is relatively new and suitability for human consumption has not yet been determined.

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

Results of Operations for the Three Months Ended March 31, 2006 and 2005

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our consolidated statements of operations for the three months ended March 31, 2006 and 2006:

	March 31, 2006		March 31, 2005
Income Statement Data	Amount	%	Amount	%
Revenues	$27,498,079	100.0	$23,835,684	100.0

Cost of Goods Sold	$20,086,266	73.0	$15,828,089	66.4

Gross Profit	$7,411,813	27.0	$8,007,595	33.6

Operating Expenses	$699,441	2.6	$537,553	2.3

Operating Income	$6,712,372	24.4	$7,470,042	31.3

Other Income (Expense)	$(57,538)	(0.2)	$(94,814)	(0.4)

Net Income Before Minority Interest	$6,654,834	24.2	$7,375,228	30.9

Minority Interest in Subsidiary Income	$2,659,079	9.7	$2,965,331	12.4

Net Income	$3,995,755	14.5	$4,409,897	18.5

Revenues. The increase in revenues from the three months ended March 31, 2006 compared to the three months ended March 31, 2005 is due primarily to an increase in the gallons of ethanol sold which is attributable to an increase in production commensurate with our plant expansion in 2005. The gallons of ethanol sold in the three months ended March 31, 2006 increased approximately 15% over the gallons we sold in the three months ended March 31, 2005. In addition, the price we received for our ethanol increased approximately 2% in the three months ended March 31, 2006 compared to the three months ended March 31, 2005. In addition, revenue from sales of our co-products increased by 3% in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 due to a better mix of wet and dry distillers grains sold.

Our plant expansion was placed on line in the fourth quarter of fiscal 2005. Accordingly, we will be unable to make an accurate comparison of year-over-year revenue results until the fourth quarter of this fiscal year, when our production capacity will be consistent.

Due to a number of factors, including the higher price of petroleum gasoline and seasonal demand, ethanol prices remained high during our first quarter of 2006. We believe the favorable prices result from higher gasoline prices, which encourages voluntary blending, and the growing recognition of ethanol as an alternative energy source. Based on existing market conditions, we expect favorable pricing to continue at least through the end of our second fiscal quarter because the price of unleaded gasoline is expected to remain at or above its current price levels as we enter the peak summer driving season.

In addition, we expect ethanol prices will be positively impacted by blenders and refineries increasing their use of ethanol in response to environmental liability concerns about methyl tertiary butyl ether (“MTBE”) and increased consumer acceptance and exposure of ethanol. For instance, if gasoline prices continue to trend higher, consumers will look for lower priced alternative fuels. The Consumer Federation of America recently published a report that states that consumers could save up to $0.08 per gallon at the pump if ethanol were blended at 10%. Since ethanol blended fuel is a cheaper alternative for consumers, the demand for such ethanol blended fuel could increase thus increasing the overall demand for ethanol. This could positively affect our earnings. However, the recent voluntary shift away from MTBE to ethanol has put increased focus on America’s ethanol and gasoline supplies. Legislation was recently introduced in the Senate and House that would strike the $0.54 secondary tariff on imported ethanol due to concerns that the recent spikes in retail gasoline prices are a result of ethanol supplies. Management believes these concerns over ethanol supplies are misguided. The Energy Information Administration (“EIA”) estimates that 130,000 barrels per day of ethanol will be needed to replace the volume of MTBE refiners have chosen to remove from the gasoline pool. The most recent EIA report shows that U.S. ethanol production has soared to 302,000 barrels per day in February, clearly enough ethanol to meet the new MTBE replacement demand while continuing to supply existing markets. Further, ethanol production capacity continues to increase as new plants come on-line. Nevertheless, if the legislation is passed, the price of ethanol may decrease, negatively affecting our earnings.

Although the Energy Policy Act of 2005 effectively eliminated RFG requirements with the enactment of the national renewable fuel standard, federal air quality laws in some areas of the country still require the use of RFG. Historically, RFG has been formulated with either MTBE or ethanol. As petroleum blenders now phase away from MTBE due to environmental liability concerns, the demand for ethanol as an oxygenate could increase. However, on April 25, 2006, President Bush announced that he has asked EPA Administrator Stephen Johnson to grant temporary reformulated gas (“RFG”) waivers to areas that need them to relieve critical fuel supply shortages.

Such waivers may result in decrease in demand for ethanol driving down the price of ethanol. In addition, a greater supply of ethanol on the market from additional plants and plant expansions could reduce the price we are able to charge for our ethanol especially if supply outpaces demand. As of April 27, 2006 there were 97 ethanol plants in operation nationwide with the capacity to produce more than 4.4 billion gallons annually, with approximately 35 additional plants expected to come into production in the next 18 months, along with nine existing plants expanding production capacity an additional 2.2 billion gallons. Accordingly, the price of ethanol may trend downward if supply exceeds demand which would negatively impact on our earnings.

On April 12, 2006, HF 2754 was passed by the Iowa House of Representatives and Iowa Senate. If enacted, HF 2754 is expected to expand consumer access to ethanol blended fuels and biodiesel through the creation of an Iowa renewable fuels standard (IRFS) and a series of retail tax credits. The IRFS requires a 10% blend of renewable fuels in all Iowa retails fuels beginning in 2009 and increases to 25% by 2019. The IRFS, not a mandate, allows gasoline retailers flexibility in meeting the standard through the sale of E10, E85, and biodiesel blends. In addition, the bill provides a new ethanol promotion tax credit for each gallon of ethanol blended into gasoline beginning in 2009 which will replace the existing tax credit. The incentive is linked to a retailer’s achievement of the IRFS schedule. The tax credit increases from $0.025 per gallon for retailers within 4% of the RFS schedule to $0.065 per gallon for retailers meeting or exceeding the RFS schedule. The bill also provides for an expanded infrastructure program designed to help retailers and wholesalers offset the cost of bringing E85 and biodiesel blends to customers. The legislation is now before Governor Tom Vilsack, who is expected to sign the bill into law. However, there is no guarantee that the bill will be signed by the Governor. If enacted, the bill is expected to favorably impact the Iowa ethanol industry by enhancing demand for ethanol, which may lead to increased prices for ethanol in the Iowa market. However, while this bill may cause ethanol prices to increase in the short term due to additional demand, the bill may result in an increase in the number of plants in Iowa and future supply could outweigh the demand for ethanol in the future.

With respect to distillers grains, we believe that prices will remain at or near its currently low and stable levels due to the low price of corn and soybean meal and, therefore, revenues from the sale of distiller grains should remain relatively consistent with 2005. The lower corn and soybean prices were the result of an abundant supply of grains and feed protein due to a large grain harvest in 2005, the second largest on record, and a large grain carryout in 2006.

Cost of Goods Sold. Our cost of goods sold as a percentage of revenues were 73.0% and 66.4% for the three months ended March 31, 2006 and 2005, respectively. The increase in our cost of goods sold from period to period is primarily due to (i) a 13% increase in the bushels of corn used in the production process; (ii) a 12% increase in MMBTUs of natural gas we consumed at significantly higher prices than the same period in 2005; and (iii) increased expenses as a result of changes in the fair value of natural gas derivative instruments.

The increase in the number of bushels used in the production process and MMBTUs of natural gas is a result of increased ethanol production from our plant expansion in 2005. In addition, the price we paid for natural gas increased 74% in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005. Natural gas has recently been available only at prices exceeding historical averages. These prices are increasing our costs of production. We expect natural gas prices to remain high or increase at least through the 2006 calendar year.

The increase in our cost of goods sold was offset by changes in the fair value of our derivative instruments. Our cost of goods sold includes a gain of $1,143,316 in the second quarter of fiscal 2006 related to our corn derivative instruments, compared to a gain of $154,454 in the second quarter of fiscal 2005. Our cost of goods sold includes a loss of $669,912 in the second quarter of fiscal 2006 related to our natural gas derivative instruments, compared to a loss of $23,600 in the second quarter of fiscal 2005. We recognize the gains or losses that result from the changes in the value of our derivative instruments in cost of goods sold as the changes occur. As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating Expenses. Our operating expenses as a percentage of revenues were consistent from period to period. These percentages were 2.5% and 2.3% for the three months ended March 31, 2006 and 2005, respectively.

Operating Income. Our income from operations for the three months ended March 31, 2006 totaled $6,712,372 compared to $7,470,042 for the three months ended March 31, 2005 before minority interest. This was a result of the decrease in gross profit for the three months ended March 31, 2006, as well as higher operating expenses for the same period.

Other Income (Expense). Our other expense as a percentage of revenues was 0.2% and 0.4% for the three months ended March 31, 2006 and 2005, respectively. This change was primarily a result of an increase in interest income offset by an increase of interest expense. Our interest income has increased to $246,916 for the three months ended March 31, 2006 from $30,293 for the three months ended March 31, 2005. This increase resulted from the income from short term investments. Our interest expense increased to $328,971 for the three months ended March 31, 2006 from $235,144 for the three months ended March 31, 2005. This increase is a result of increased loan amounts due to our $5,600,000 expansion completed in fiscal 2005.

Income from the United States Department of Agriculture’s Commodity Credit Corporation Bioenergy Program for the three months ended March 31, 2006 totaled $3,288 compared to $28,617 for the three months ended March 31, 2005. This decrease of 89% reflects the structure of the federal bioenergy program, which provides incentives for increases in ethanol production. We expect minimal payments from this program in 2006 because of increased participation by ethanol producers, decreased funding, and a termination of the program on June 30, 2006.

Results of Operations for the Six Months Ended March 31, 2006 and 2005

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our consolidated statements of operations for the six months ended March 31, 2006 and March 31, 2005:

	March 31, 2006		March 31, 2005
Income Statement Data	Amount	%	Amount	%
Revenues	$50,640,010	100.0	$46,811,419	100.0

Cost of Goods Sold	$35,580,077	70.3	$32,998,374	70.5

Gross Profit	$15,059,933	29.7	$13,813,045	29.5

Operating Expenses	$1,251,848	2.4	$1,131,464	2.4

Operating Income	$13,808,088	27.3	$12,681,581	27.1

Other Income (Expense)	$(159,759)	(0.3)	$(312,789)	(0.7)

Net Income Before Minority Interest	$13,648,326	27.0	$12,368,792	26.4

Minority Interest in Subsidiary Income	$5,446,091	10.8	$4,957,679	10.6

Net Income	$8,202,235	16.2	$7,411,113	15.8

Revenues. The increase in revenues from the six months ended March 31, 2006 compared to the six months ended March 31, 2005 was primarily due to a 7% increase in the gallons of ethanol sold. In addition, the price we received for our ethanol increased approximately 3% in the six months ended March 31, 2006 compared to the six months ended March 31, 2005.

Cost of Goods Sold. Our cost of goods sold as a percentage of revenues were 70.3% and 70.5% for the six months ended March 31, 2006 and 2005, respectively. The decrease in our cost of goods sold is primarily due to the change in the average price paid for corn. The average per bushel price paid for corn was approximately 23% less for the six months ended March 31, 2006 than the average price paid for the six months ended March 31, 2005.

Operating Expenses. Our operating expenses as a percentage of revenues remained the same at 2.4% for both the six months ended March 31, 2006 and 2005.

Operating Income. Our income from operations remained approximately the same for the six months ended March 31, 2006 compared to the six months ended March 31, 2005 at 27.3% and 27.1%, respectively.

Other Income (Expense). Our other expense as a percentage of revenues was 0.3% and 0.7% for the six months ended March 31, 2006 and 2005, respectively. This decrease in other expense was due primarily to the increase in interest income we received during the period.

Changes in Financial Condition for the Six Months Ended March 31, 2006

Consolidated assets totaled $72,342,272 at March 31, 2006 compared to $77,162,356 at September 30, 2005. Current assets totaled $22,235,820 at March 31, 2006 down from $26,748,278 at September 30, 2005. The change resulted from a reduction in cash and short term investments, which was $14,890,333 at March 31, 2006 compared to $21,123,374 at September 30, 2005. This reduction was due to the distribution declared in January 2006 and paid in February 2006. See “Distribution to Unit Holders” below.

Consolidated current liabilities totaled $10,133,164 at March 31, 2006 similar to the $10,644,316 at September 30, 2005.

Long-term debt, net of current maturities, totaled $13,419,713 at March 31, 2006 down from $16,092,315 at September 30, 2005. This reduction occurred as a result of our regularly scheduled loan payments.

Plant Operations and Expansion

Marcus Plant Expansion. On August 9, 2005, the Board of Directors approved plans to proceed with a 40 million gallon per year expansion to our plant. We are researching the various transportation and other operational concerns relating to expansion. In order to expand the plant to add another 40 million gallons per year of production capacity, we must obtain a Title V emissions permit. We are proceeding with the development of the final expansion design which will enable us to submit the Title V application. We expect the Title V emissions permit to be obtained prior to the anticipated start date of construction. We must receive the Title V emissions permit prior to beginning construction of the expansion. We expect to engage Fagen, Inc. to construct the expansion. Fagen, Inc. designed and built our current plant. However, we have not yet signed a design-build agreement for the expansion. We anticipate signing a design-build agreement and commencing construction in August 2006 and will be completed in Fall 2007.

In February 2006, we engaged McCormick Construction Company, Inc. (“McC Inc.”) for the expansion of our grain handling facilities and modification of existing grain silos to support the planned 40 million gallon per year expansion of the Marcus ethanol plant. In exchange for these services, we have agreed to pay McC Inc., a lump sum of $5,673,025. On May 1, 2006, McC Inc. commenced construction on the expansion of the grain handling facilities and modification of existing grain silos. We anticipate that the expansion of the grain handling facilities will be substantially complete by May 1, 2007 and the remodeling of the existing grain silos will be substantially complete by September 1, 2007.

Subsequent to the period covered by this report, on April 10, 2006, we entered into a Eleventh Amendment to Construction Loan Agreement with First National Bank of Omaha to obtain interim financing to finance the expansion of the grain handling facilities and modification of existing grain silos. See “Indebtedness – Short-Term Debt Sources” for more information on our bridge financing.

We currently estimate the total cost of the expansion to be approximately $55,000,000. This is a preliminary estimate and we expect it will change as we continue to gather information relating to the expansion. We expect to fund the prospective expansion using a combination of debt and our cash on hand. We do not expect to seek additional equity from our members. The total amount of debt financing necessary to fund the plant expansion will depend on the amount of grants and government incentives we are able to secure. Loan covenants in our current financing agreements may restrict the amount of cash we can use for this purpose.

The expansion will most likely add 10 employees to the current staff of 35 and will increase our corn usage from 18 million to approximately 35 million bushels annually.

Akron Plant. On March 2, 2006 the Board of Directors approved plans to proceed with development and construction of a second ethanol plant just south of Akron, Iowa in Plymouth County. The exact site has not yet been determined due to the ongoing evaluation of potential sites. Once constructed, the Akron plant is expected to use approximately 100,000 bushels of corn per day or 38 million bushes per year and produce 100 million gallons of fuel-grade ethanol and 320,000 tons of distiller grains annually. It is anticipated that the plant will employ 40 full-time employees once operational. The total project is anticipated to cost $150 million. Construction of the plant will take approximately 14-16 months and it is hoped that the construction can be started in mid to late 2007. However, commencement of construction on the proposed plant is contingent on a number of factors, including final site selection, execution of construction contracts, receipt of financing and government permits, identification and acquisition of necessary resources. There is no assurance that these contingencies can be satisfied.

Liquidity and Capital Resources

The following table shows cash flows for the three months ended December 31, 2005 and 2004:

	Six Months Ended March 31,
	2006	2005
Net cash from operating activities	$11,958,484	$17,023,778
Net cash provided by (used for) investing activities	$2,740,674	$(1,620,854)
Net cash used for financing activities	$(16,946,088)	$(9,170,276)
Net increase (decrease) in cash and equivalents	$(2,246,930)	$6,232,648

Cash Flow From Operations. Cash provided by operating activities was $11,958,484 from the first six months of fiscal 2006 was down from $17,023,778 for the first six months of fiscal 2005. This decrease resulted from a change in valuation of our derivative instruments and inventories. Our capital needs are being adequately met through cash from our operating activities and our current credit facilities.

Cash Flow From Investing Activities. Cash provided from investing activities was $2,740,674 for the first six months of fiscal 2006, compared to cash used in investing activities of $1,620,854 for the first six months of fiscal 2005. This increase resulted from increases in proceeds from investments.

Cash Flow From Financing Activities. We used cash to pay down our debt by $1,609,260 in the first six months of fiscal 2006 compared to $5,170,276 in the first six months of fiscal 2005. Additionally, the total amount of cash we distributed to partners and members totaled $15,336,828 in the first six months of fiscal 2006 compared to $4,000,000 in the first six months of fiscal 2005.

Indebtedness

Short-Term Debt Sources. We maintain a line of credit with First National Bank of Omaha, which we recently renewed through March 2007, to finance short-term working capital requirements. Under the line of credit, we may borrow up to $3,500,000 revolving promissory note. The interest payable on the revolving promissory note is due monthly at the one month LIBOR plus 2.80%. We pay a commitment fee of 0.125% on the unused portion of the line. There was no outstanding balance as of March 31, 2006. The maximum available credit under this note is based on receivable and inventory balances. Our current receivable and inventory balances are not sufficient to allow us to use the maximum amount of the operating line of credit. As of March 31, 2006, the maximum amount available from the operating line of credit was approximately $2,109,442. As the balances in these accounts fluctuate, the amount of available credit on this note may be reduced or increased subject to the maximum of $3,500,000. The operating line of credit is subject to protective covenants requiring us to maintain various financial ratios. The operating line of credit is secured by all business assets.

On April 10, 2006, we entered into an Eleventh Amendment to Construction Loan Agreement with First National Bank of Omaha. Under this amendment, First National Bank of Omaha has agreed to loan us up to

$5,673,025 of interim financing pursuant to a Bridge Note to finance the expansion of our grain handling facilities and modification of existing grain silos. The Bridge Note will terminate on October 1, 2006. During the term of the bridge loan, we have agreed to pay interest only on a quarterly basis on the outstanding principal amount at a rate equal to the one-month LIBOR rate plus 280 basis points. Upon completion of the term of the bridge loan, the outstanding balance of this new expansion loan will either (i) be added to the principal balance of our Term Note 3 with First National Bank of Omaha relating to the original construction of our ethanol plant; or (ii) paid from proceeds from a new permanent financing between us and First National Bank of Omaha secured for the purpose of financing our 40 million gallon expansion of our existing plant. The maturity date of Term Note 3 is currently June 1, 2008.

Our new bridge loan is subject to all terms and conditions of our existing Construction Loan Agreement with First National Bank of Omaha, including the specific provisions regarding events of default and the granting of liens to secure our performance. In the event of default, First National Bank of Omaha may accelerate the due date of the new loan and declare all obligations immediately due and payable. All loan proceeds will be disbursed pursuant to a Construction Disbursement Agreement between us, First National Bank of Omaha, ICM, AgStar Financial Services ACA (the disbursing agent) and Old Republic National Title Insurance Company (the title company).

Long-Term Debt Sources. We have long-term debt financing consisting of four term notes held by First National Bank of Omaha and referred to as Term Notes #2, #3, and #4. At March 31, 2006, the principal balance on Term Note #2 was $12,025,680. Term Note #2 is payable in quarterly installments. Interest on Term Note #2 is at the three month LIBOR plus 2.80%, which totaled 7.62% as of March 31, 2006. Term Note #2 is payable in full on June 1, 2008. In order to achieve a fixed interest rate on Term Note #2, we entered into an interest rate swap which helps protect our exposure to increases in interest rates and the swap effectively fixes the interest rate on Term Note #2 at 5.79% until June 1, 2008.

At March 31, 2006, the principal balance on Term Note #3 was $5,876,324. Term Note #3 is payable in quarterly installments. Interest on Term Note #3 is at the three month LIBOR plus 2.80%, which totaled 7.62% as of March 31, 2006. Term Note #3 is payable in full on June 1, 2008. In order to protect our interest rate exposure on Term Note #3, we entered into an interest rate cap agreement based on a principal amount of $10,000,000. The financing agreement caps our interest rate at 6.80% for Term Note #3 until June 1, 2006. As part of the financing agreement, we have agreed to pay an annual servicing fee of $50,000 for five years.

At March 31, 2006, there was no principal balance on Term Note #4. Term Note #4 is payable in quarterly installments. Interest on Term Note #4 is at the one month LIBOR plus 2.80%. Term Note #4 is payable in full on June 1, 2008. Term Note #4 allows borrowings up to the original principal of $5,000,000 to the extent of principal payments made until maturity.

We have a capital lease obligation in the amount of $153,837 on which we initially pay monthly installments totaling $6,658, with an implicit interest rate of 3.7%. This obligation is secured by the leased equipment and runs through March 1, 2008.

We have a note in the amount of $118,055 payable to the Iowa Energy Center on which we pay monthly installments of $3,472 without interest. This note is secured by real estate, but is subordinated to the term notes. It matures on January 29, 2009.

We have a note with Farmers State Bank of Marcus, Iowa in the amount of $129,373 on which we pay monthly installments of $5,921, including interest at 6%. This note is secured by real estate, but is subordinated to the term notes. It matures on January 29, 2009.

We have a note totaling $185,500 payable to the Iowa Department of Economic Development on which we pay monthly installments of $1,667 without interest. This note is secured by all equipment and matures on July 1, 2009.

Contractual Obligations and Commercial Commitments

Except as disclosed in this report, there were no material changes in the Company’s contractual obligations and commercial commitments during the three months ended March 31, 2006.

Distribution to Unit Holders

On January 17, 2006 our Board of Directors, acting as general partner of the Partnership, approved a total cash distribution of $15,361,000 from the Partnership to all limited partners of record as of January 17, 2006. As a holder of 60.1539% of the limited partnership units of the Partnership, we received a cash distribution of $9,240,240. On the same day, we approved a cash distribution of $842.34 per membership unit to the Company’s unit holders of record as of January 17, 2006. After expenses of approximately $24,000, the remaining 9,216,041.94 was distributed to our members in February 2006. We expect that this distribution will not affect our ability to maintain financial covenants and meet operating costs.

Critical Accounting Estimates

There were no material changes in the Company’s accounting estimates during the three months ended March 31, 2006.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results from holding a revolving promissory note and four term notes which bear variable interest rates. Specifically, we have $17,902,004 outstanding in variable rate, long-term debt as of March 31, 2006. The specifics of each note are discussed in greater detail in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In order to achieve a fixed interest rate on Term Note #2, we entered into an interest rate swap which helps protect our exposure to increases in interest rates and the swap effectively fixes the interest rate on Term Note #2 at 5.79% until June 1, 2008. When the three-month LIBOR plus 2.80% exceeds 5.79%, the Company receives payments for the difference between the market rate and the swap rate. Conversely, when the three-month LIBOR plus 2.80% is below 5.79%, the Company makes payments for the difference between the market rate and the swap rate. While our exposure is now greatly reduced, there can be no assurance that the interest rate swap agreement will provide us with protection in all scenarios. For example, if interest rates were to fall below 5.79%, we would still be obligated pay interest at 5.79% under the interest rate swap agreement.

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

At March 31, 2006 and September 30, 2005, we had an interest rate cap with a fair value of $34,778 and

$69,756, respectively, recorded as an asset with derivative instruments. The interest rate cap was not designated as a cash flow hedge. We charged interest expense with a loss of $25,346 and gain of $39,140 on the interest rate cap for the three months ended March 31, 2006 and 2005, respectively. We offset interest expense with a loss of $34,978 and gain of $47,304 on the interest rate cap for the six months ended March 31, 2006 and 2005, respectively.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. At March 31, 2006 and September 30, 2005, the fair value of our derivative instruments for corn and natural gas is an asset in the amount of $1,760,256 and $496,853, respectively. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

We estimate that our expected corn usage is approximately 18 to 19 million bushels per year for the production of 52 million gallons of ethanol. We have price protection for approximately 95% of our expected corn usage for fiscal year ended September 30, 2006 and approximately 55% of our usage for fiscal year 2007 using CBOT futures and options and Over-the-Counter option contracts. As we move forward, additional protection may be necessary. As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. As we move forward, additional price protection may be required to solidify our margins into fiscal year 2007. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

To manage our natural gas price risk, we entered into a natural gas purchase agreement with our supplier to supply us with natural gas. This purchase agreement fixes the price at which we purchase natural gas. We estimate that we have forward contracts in place for approximately 95% of our natural gas needs through September 2006. In addition to procuring natural gas requirements through summer and fall 2006, we have purchased approximately 60% of our fall and winter 2006 and 2007 natural gas requirements utilizing both cash, futures and options contracts. We may also purchase additional natural gas requirements for the 2007 calendar year as we attempt to further reduce our susceptibility to price increases.

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

A sensitivity analysis has been prepared to estimate our exposure to corn and natural gas price risk. The table presents the fair value of our derivative instruments as of March 31, 2006 and September 30, 2005 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

	Fair Value	Effect of Hypothetical Adverse Change — Market Risk
March 31, 2006	$1,760,256	$176,025
September 30, 2005	$496,853	$49,685

ITEM 4. CONTROLS AND PROCEDURES.

Our management, including our President and Chief Executive Officer (the principal executive officer), Stephen Roe, along with our Chief Financial Officer (the principal financial officer), Gary Grotjohn, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2006. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of March 31, 2006 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

The following Risk Factor is provided to supplement and update the Risk Factors previously disclosed in our Annual Report on Form 10-K. The Risk Factor set forth below should be read in conjunction with the considerations set forth above in “MANAGEMENT’S DICUSSION AND ANALYSIS” and the risk factors set forth in the Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

Risks Related to Our Expansion Strategy

We give no assurances that we will be able to implement our expansion strategy as planned or at all. We are planning to expand our current production capacity (52 million gallons per year) by an additional 40 million gallons annually. In addition, we are planning to construct a new ethanol plant near Akron, Iowa in Plymouth County. We will need additional financing to implement our expansion strategy and we give no assurance as to the availability or the terms of any additional financing we may require. We may not have access to the funding required for the expansion of our business or such funding may not be available to us on acceptable terms.

The cost of the expansion of our existing plant is expected to be approximately $55,000,000, which we expect to finance using both a portion of our cash and additional debt to finance the required capital expenditure.

The total project cost for the Akron plant is expected to be $150 million. We have not yet determined our financing for the Akron plant and may finance the plant with additional indebtedness or by issuing additional equity securities. The use of retained cash to finance these expenditures could impact our ability to make future distributions to our members. We do not have contracts or commitments with any bank, lender, governmental entity, underwriter or financial institution for debt financing. If debt financing on acceptable terms is not available for any reason, we may be forced to abandon our expansion plans. We could face financial risks associated with incurring additional indebtedness, such as reducing our liquidity and access to financial markets and increasing the amount of cash flow required to service such indebtedness, or associated with issuing additional stock, such as dilution of ownership and earnings.

We have not received certain permits and failure to obtain these permits would prevent expansion of our current plant or construction of the new plant. Before we can begin expansion of current plant or construction of the new plant, we must obtain numerous regulatory approvals and permits. While we anticipate receiving these approvals and permits, there is no assurance that these requirements can be satisfied in a timely manner or at all. In addition, governmental requirements may substantially increase our costs, which could have a material adverse effect on our results of operations and financial condition. Our expansion plans may also result in other unanticipated adverse consequences, such as the diversion of management’s attention from our existing operations.

Our construction costs may also increase to levels that would make a new facility too expensive to complete or unprofitable to operate. We expect Fagen, Inc. will expand our existing plant and construct the Akron plant and that Fagen, Inc. will engage ICM, Inc. to provide design and engineering services. Therefore, we will be highly dependent upon Fagen, Inc. and ICM, Inc. to expand our plant, but we have no letter of intent or definitive binding agreement with either company which might limit our exposure to higher costs in developing and completing the expansion or new construction. Contractors, engineering firms, construction firms and equipment suppliers also receive requests and orders from other ethanol companies and, therefore, we may not be able to secure their services or products on a timely basis or on acceptable financial terms. We may suffer significant delays or cost overruns as a result of a variety of factors, such as shortages of workers or materials, transportations constraints, adverse weather, unforeseen difficulties or labor issues, any of which could prevent us from commencing operations as expected at our facilities.

Accordingly, we give you no assurance that we will be able to implement our expansion strategy as planned or at all. There also is no assurance that we will find an appropriate site for the new Akron facility or that we will be able to finance, construct, develop or operate the new facility or our expanded facility successfully.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our 2006 annual members meeting on Thursday, March 23, 2006. At the annual members meeting, the members elected Vince Davis, Darrell Downs and Doug Lansink to our board of directors in an uncontested election to serve until the 2009 annual members meeting and until their successors are duly elected and qualified. The members elected all directors nominees in an uncontested election.

	For	Withheld	Abstain
Vince Davis	6,875	66	29
Darrell Downs	6,916	33	21
Doug Lansink	6,891	40	39

The other directors whose terms of office continued after the meeting are Verdell Johnson, Timothy Ohlson, Myron Pingel, Daryl Haack, Dale Arends and Ron Wetherell.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)           The following exhibits are filed as part of this report.

10.1           Settlement Agreement and Release of Claims between LSCP, LLLP and Archer Daniels Midland Company dated February 15, 2006.

10.2           Standard Short Form Agreement between Owner and Contractor for Grain Handling Expansion and Existing Silo Modification dated January 25, 2006 with McCormick Construction Company, Inc.

10.3           Eleventh Amendment to Construction Loan Agreement dated March 30, 2006 with First National Bank of Omaha.

31.1           Certificate pursuant to 17 CFR 240.13a-14(a).

31.2           Certificate pursuant to 17 CFR 240.13a-14(a).

32.1           Certificate pursuant to 18 U.S.C. § 1350.

32.2           Certificate pursuant to 18 U.S.C. § 1350.

(b)           Reports on Form 8-K:  None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITTLE SIOUX CORN PROCESSORS, L.L.C.

Date:	May 15, 2006	/s/ Stephen Roe
Stephen Roe
President and Chief Executive Officer

Date:	May 15, 2006	/s/ Gary Grotjohn
Gary Grotjohn
Chief Financial Officer