Form 10-Q
period 2006-06-30
LITTLE SIOUX CORN PROCESSORS LLC
filed 2006-08-14
CIK 1229899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended June 30, 2006

OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from               to               .

COMMISSION FILE NUMBER 0001229899

LITTLE SIOUX CORN PROCESSORS, L.L.C.

(Exact name of registrant as specified in its charter)

Iowa	42-1510421
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

As of August 14, 2006, there were 10,941 units outstanding.

PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY
Condensed Consolidated Balance Sheet

	June 30	September 30
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and equivalents	$14,771,606	$14,135,954
Short-term investments	6,524,419	6,987,420
Trade accounts receivable	3,004,050	2,518,278
Other receivables	92,426	185,046
Inventories	2,078,755	1,346,217
Derivative instruments	1,345,240	566,609
Prepaid expenses	1,957,929	1,008,754
Total current assets	29,774,425	26,748,278

Property and Equipment
Land and improvements	2,769,067	2,762,708
Plant buildings and equipment	57,223,570	55,146,210
Office buildings and equipment	351,696	335,392
	60,344,333	58,244,310
Less accumulated depreciation	12,398,819	8,829,771
	47,945,514	49,414,539
Construction in progress	2,381,051	713,898
Net property and equipment	50,326,565	50,128,437

Other Assets
Long-term investments and other	100,172	48,000
Land option and other	74,616	-
Deferred loan costs, net of accumulated amortization	165,243	237,641
Total other assets	340,031	285,641

Total Assets	$80,441,021	$77,162,356

See Notes to Condensed Consolidated Financial Statements

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Balance Sheet

	June 30	September 30
	2006	2005
	(Unaudited)	(Audited)
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Current maturities of long-term liabilities	3,349,093	4,005,714
Accounts payable	2,719,921	968,667
Accrued expenses	688,188	5,717,935
Total current liabilities	6,757,202	10,692,316

Long-Term Liabilities, net of current maturities	14,347,646	16,092,315

Minority Interest	23,785,387	20,209,574

Members’ Equity, 10,941 units issued and outstanding	35,550,786	30,168,151

Total Liabilities and Members’ Equity	$80,441,021	$77,162,356

See Notes to Condensed Consolidated Financial Statements

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Operations

	Nine Months Ended June 30 2006	Nine Months Ended June 30 2005
	(Unaudited)	(Unaudited)
Revenues	$81,786,517	$69,912,725
Cost of Goods Sold	55,325,395	47,981,733
Gross Margin	26,461,122	21,930,992
Selling, General, and Adminstrative Expenses	2,006,645	1,969,957
Operating Income	24,454,477	19,961,035
Other Income (Expense)
Interest income	533,400	76,211
Interest expense	(962,648)	(793,021)
Other income	270,047	271,305
Total other expense	(159,201)	(445,505)
Net Income Before Minority Interest	24,295,276	19,515,530
Minority Interest in Sudsidiary Income	9,696,572	7,816,621
Net Income	$14,598,704	$11,698,909
Net Income Per Unit - Basic and Diluted	$1,334.31	$1,069.27
Distributions Per Unit - Basic and Diluted	$842.34	$379.88
Weighted Average Units Outstanding- Basic and Diluted	10,941	10,941

See Notes to Condensed Consolidated Financial Statements

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	June 30	June 30
	2006	2005
	(Unaudited)	(Unaudited)
Revenues	$31,146,507	$23,101,306
Cost of Goods Sold	19,745,318	15,213,399
Gross Margin	11,401,189	7,887,907
Selling, General, and Administrative Expenses	754,797	608,453
Operating Income	10,646,392	7,279,454
Other Income (Expense)
Interest income	141,702	33,934
Interest expense	(332,790)	(287,302)
Other income	191,646	120,652
Total other expense	558	(132,716)
Net Income Before Minority Interest	10,646,950	7,146,738
Minority Interest in Sudsidiary Income	4,250,481	2,858,942
Net Income	$6,396,469	$4,287,796
Net Income Per Unit - Basic and Diluted	$584.63	391.90	$
Distributions Per Unit - Basic and Diluted	$—	164.94	$
Weighted Average Units Outstanding- Basic and Diluted	10,941	10,941

See Notes to Condensed Consolidated Financial Statements

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	June 30	June 30
	2006	2005
	(Unaudited)	(Unaudited)
Operating Activities
Net income	$14,598,704	$11,698,909
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	3,641,446	2,729,020
Minority interest in subsidiary’s income	9,696,572	7,816,621
Change in operating assets and liabilities:
Receivables	(393,152)	221,274
Restricted cash	-	2,730,481
Inventories	(732,538)	226,610
Derivative instruments	(778,631)	(1,005,479)
Prepaid expenses	(949,175)	(555,852)
Accounts payable	1,751,254	(177,684)
Accrued expenses	(5,029,747)	842,424
Net cash provided by operating activities	21,804,733	24,526,324
Investing Activities
Proceeds from investments	463,001	-
Payments for investments	(52,172)	-
Capital expenditures	(3,767,176)	(1,674,372)
Land option and other	(74,616)	-
Net cash used in investing activities	(3,430,963)	(1,674,372)
Financing Activities
Net changes in short-term debt	-	(37,920)
Payments of long-term debt	(2,401,290)	(7,117,884)
Distribution paid to minority interest	(6,120,759)	(2,789,227)
Distribution paid to members	(9,216,069)	(4,156,266)
Net cash used in financing activities	(17,738,118)	(14,101,297)
Net increase in cash and equivalents	635,652	8,750,655
Cash and Equivalents — Beginning of Period	14,135,954	3,907,380
Cash and Equivalents — End of Period	$14,771,606	$12,658,035

See Notes to Condensed Consolidated Financial Statements

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	June 30	June 30
	2006	2005
	(Unaudited)	(Unaudited)
Supplemental Cash Flow Information
Cash paid for interest	$898,546	$847,247
Equipment acquired through a construction note		$3,115,814

See Notes to Condensed Consolidated Financial Statements

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2006

NOTE 1:  NATURE OF OPERATIONS

As used in this report in Form 10-Q, the “Company” represents Little Sioux Corn Processors, LLC (LLC) and its subsidiary LSCP, LLLP (LSCP).  The Company operates a 52 million gallon ethanol plant, located near Marcus, Iowa.  The plant commenced operations in April 2003.  In July 2005, the Company completed its expansion, from a 40 million gallon plant to a 52 million gallon plant.  The Company sells its production of ethanol, distiller’s grains and solubles, modified wet distillers grains with solubles and corn oil in the Continental United States.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These condensed consolidated financial statements and related notes should be used in conjunction with the consolidated financial statements and notes included in the Company’s audited consolidated financial statements for the fiscal year ended September 30, 2005, contained in the Company’s annual report of Form 10-K for 2005.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its 60.15% owned subsidiary, LSCP, LLLP.  All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Income Taxes

The Company is treated as a partnership for federal and state income tax purposes and generally does not incur taxes.  Instead, its earnings and losses are included in the income tax returns of the members.  Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.

Reclassifications

The presentation of certain items in the consolidated balance sheet, statements of operations and cash flows for 2005 has been changed to conform to the classifications used at June 30, 2006.  These reclassifications had no effect on members’ equity, net income, or cash flows previously reported.

NOTE 3:  INVENTORIES

Inventories are comprised of the following at:

	June 30, 2006	September 30, 2005*
Raw materials	$894,265	$579,568
Work in process	646,663	437,872
Finished goods	537,827	328,777
Totals	$2,078,755	$1,346,217

*                    Derived from audited consolidated financial statements.

NOTE 4:  DERIVATIVE INSTRUMENTS

At June 30, 2006 and September 30, 2005, the Company had recorded an asset for derivative instruments related to corn and natural gas options and futures positions of $1,345,240 and $496,853, respectively.  None of the positions open at June 30, 2006 are designated as cash flow or fair value hedges.  The Company has recorded a loss of $688,177 in cost of goods sold related to its derivative instruments for the three months ended June 30, 2006, and a gain of $430,499 in cost of goods sold for the nine months ended June 30, 2006.  The Company had recorded a loss of $477,395 in cost of goods sold related to its derivative instruments for the three months ended June 30, 2005, and a loss of $1,705,389 in cost of goods sold for the nine months ended June 30, 2005.

At June 30, 2006 and September 30, 2005, the Company had an interest rate cap as described in Note 7 with a fair value of $0 and $69,756, respectively, recorded as an asset with derivative instruments.  The interest rate cap was not designated as a cash flow or fair value hedge.  The Company charged interest expense with a $34,778 loss and $69,756 loss, on the interest rate cap, respectively, for the three months and nine months, respectively, ending June 30, 2006.  The Company charged interest expense with a loss of $20,050 and offset interest expense with a gain $27,254 for the three months and nine months, respectively, ending June 30, 2005.  The interest rate cap expired on June 1, 2006.

NOTE 5:  CONSTRUCTION IN PROGRESS

The Company continues to make payments for the expansion project.  For the nine months ended June 30, 2006, the Company has not incurred any interest nor has the Company capitalized any interest related to construction in progress.  The Company anticipates the expansion will cost approximately $70,000,000.

On April 10, 2006, the Company entered into an Eleventh Amendment to Construction Loan Agreement with First National Bank of Omaha.  Under this amendment, First National Bank of Omaha has agreed to loan the Company up to $5,673,025 of interim financing pursuant to a Bridge Note to finance construction of two 500,000-bushel cement grain bins in anticipation of the 40 million gallon expansion of our existing ethanol plant.  The Bridge Note will terminate October 1, 2006.  During the term of the Bridge Note, we have agreed to pay interest only on a quarterly basis on the outstanding principle amount at a rate equal to the one-month LIBOR rate plus 280 basis points.   Upon completion of the term of the Bridge Note, the outstanding balance of this expansion note will either (i) be added to the principal balance of our Term Note 3 with First National Bank of Omaha relating to the original construction of our ethanol plant; or (ii) paid from proceeds from a new permanent financing between the Company and First National Bank of Omaha secured for the purpose of financing our 40 million gallon expansion of our existing plant.  The maturity date of Term Note 3 is currently June 1, 2008.

The Bridge Note and Term Note 2, 3, and 4 are subject to all terms and conditions of our existing Construction Loan Agreement with First National Bank of Omaha, including the specific provisions regarding events of default and the granting liens to secure our performance.  There are currently no amounts outstanding related to Bridge Note.

NOTE 6:  REVOLVING PROMISSORY NOTE

Under the terms of the financing agreement with the lending institution, the Company has a revolving promissory note of up to $3,500,000, subject to borrowing base limitations. In April 2006, the lending institution renewed the revolving promissory note until March 2007. The revolving promissory note incurs interest monthly at the one month LIBOR plus 280 basis points.  The Company pays a commitment fee of .125% on the unused portion of the revolving promissory note.  There were no balances outstanding on the revolving promissory note at June 30, 2006.  The revolving promissory note, as well as the term notes described in Note 7, is subject to protective covenants under a common financing agreement requiring the Company to maintain various financial ratios, including debt service coverage and minimum net worth and working capital requirements and secured by all business assets.

NOTE 7:  LONG-TERM LIABILITIES

Long-term debt consists of the following:

	June 30, 2006	September 30, 2005*
Term note 2 has fixed principal payments due quarterly with interest at the three month LIBOR plus 280 basis points, which totaled 8.03% at June 30, 2006, payable in full on June 1, 2008. As part of the financing agreement, the Company accepted a fixed rate option on term note 2 by entering into an interest rate swap which effectively fixes the interest rate on this term note at 5.79% until this term note is repaid on June 1, 2008. The Company did not designate the interest rate swap as a fair value or cash flow hedge. The value of the interest rate swap is not significant.	$11,668,882	$12,732,447

Term note 3 bears interest at the three month LIBOR plus 280 basis points, which totaled 8.03% at June 30, 2006.  Term note 3 is payable in full on June 1, 2008.  The Company is required to make quarterly payments of $506,588 applied first to accrued interest on term note 4.  The remaining amount is applied to accrued interest on term note 3 and then to principal until this note is paid in full or until maturity.  After term note 3 is repaid, payments are applied first to accrued interest and then to principal until this note is paid in full or until maturity.  After term note 3 is repaid, payments are applied first to accrued interest and then to principal on term note 4 until paid in full or until maturity.

	5,484,168	1,293,643

Term note 4 bears interest at the one month LIBOR plus 280 basis points.  Term note 4 are payable in full on June 1, 2008. The Company is required to make quarterly payments of $506,588 applied first to accrued interest on term note 4.  The remaining amount is applied to accrued interest on term note 3 and then to principal until this note is repaid in full or until maturity.  After term note 3 is repaid, payments are applied first to accrued interest and then to principal on the term note 4 until paid in full or until maturity.  Term note #4 had no outstanding balance as of June 30, 2006. Term note 4 allows subsequent borrowings up to the original $5,000,000 to the extent of principal payments made until maturity and requires a commitment fee of .25% on any used portion.

Term note 5 was added to term note 3 on October 1, 2005.	—	5,400,000

Note payable to Iowa Energy Center, due in monthly payments of $3,472 without interest, maturing on January 29, 2009, secured by real estate, subordinated to term notes.	107,639	138,889

Note payable to bank due in monthly payments of $5,921 including interest at 6% maturing on January 29, 2009, secured by real estate, subordinated to term notes.	118,833	149,986

Note payable to Iowa Department of Economic Development, due in sixty monthly installments beginning August 1, 2004 of $1,167 without interest, payable in full on July 1, 2009, secured by all equipment.	182,000	192,500

Capital lease obligation, due in monthly installments initially totaling $6,658 commencing April 1, 2003 including implicit interest at 3.67% through March 1, 2008, secured by leased equipment.	135,217	190,564

Totals	$17,696,739	$20,098,029

Less amounts due within one year	3,349,093	4,005,714

Totals	$14,347,646	$16,092,315

*                    Derived from audited consolidated financial statements.

As part of the financing agreement, the premium above the LIBOR on the term notes and revolving promissory note has been reduced based on a financial ratio from the original 380 basis points.  The financing agreement requires an annual servicing fee of $50,000 for five years.  As described in Note 2, the Company entered into an interest rate cap agreement to reduce the risk of increases in interest rates.  The interest rate cap agreement is based on a notional amount of $10,000,000 and caps increases in interest rates at 6.8% on this amount until June 1, 2006.  The interest rate cap expired on June 1, 2006.

The estimated maturities of long-term liabilities at June 30, 2006 are as follows:

2007	$3,349,093
2008	14,140,751
2009	206,895
Total long-term liabilities	$17,696,739

NOTE 8:  MEMBERS’ EQUITY

On January 17, 2006, the Board of Directors declared a distribution of $15,361,000 from LSCP to the partners, which was paid in February 2006.  The LLC received approximately $9,240,000 of this distribution.  In February 2006, the LLC paid $842.34 per unit to the LLC unit holders.

NOTE 9:  RELATED PARTY TRANSACTIONS

The Company has transactions in the normal course of business with various related parties.  Significant related party transactions affecting financial statements as of and for the periods indicated as follows:

Balance Sheet	June 30, 2006	September 30, 2005*
Accounts receivable	$2,594,000	$2,272,000
Accounts payable	$64,000	$3,923,000

Statements of Income	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2006
Revenues	$27,807,000	$72,164,000
Expenses	$3,318,000	$9,921,000

Statements of Income	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005
Revenues	$19,927,000	$59,996,000
Expenses	$3,148,000	$8,780,000

* Derived from audited consolidated financial statements.

NOTE 10:  COMMITMENTS, AND CONTINGENCIES

Contractual Obligations

The following table provides information regarding the consolidated contractual obligations of the Company as of June 30, 2006:

	Total	Less than One Year	One to Three Years
Long-Term Debt Obligations	$17,696,739	$3,349,093	$14,347,646
Operating Lease Obligations	$402,268	$187,371	$214,897
Purchase Obligations	$23,818,735	$23,242,356	$743,576
Total Contractual Obligations	$41,917,742	$26,778,820	$15,306,119

Land Options

 On March 1, 2006, the Company entered into a land option agreement for $15,000 that will be credited against the purchase price of $1,500,000 should the Company decide to exercise the option.  The land is expected to be used for the potential 100 MGPY ethanol plant that is anticipated to be located near Akron, Iowa.  The land option commences on the date of the execution of the option agreement and continues for 180 days from, but not including, the date of the execution of the agreement.  The option can be extended for another 180 days at the sole discretion of the Company with no additional consideration.  If the option is not exercised after the 180 days, the land option agreement becomes null and void.  This is not the primary building site, but can be used as an alternate.

On May 25, 2006, the Company entered into a land option agreement for $25,000 that will be credited against the purchase price of $2,436,000 should the Company decide to exercise the option.  The land is expected to be used for the potential 100 MGPY ethanol plant that is anticipated to be located near Akron, Iowa.  The land option commences on the date of the execution of the option agreement and continues for 180 days from, but not including, the date of the execution of the agreement.  The option can be extended for another 180 days at the sole discretion of the Company with no additional consideration.  If the option is not exercised after the 180 days, the land option agreement becomes null and void.  This is not the primary building site, but can be used as an alternate.

On June 19, 2006, the Company entered into a land option agreement for $15,000 that will be credited against the purchases price of $2,340,000 should the Company decide to exercise the option.  The land is expected to be used for the potential 100 MGPY ethanol plant that is anticipated to be located near Akron, Iowa.  The land option commences on the date of the execution of the option agreement and continues for until December 19, 2006.  The option can be extended to June 19, 2007 at the sole discretion of the Company for an additional $10,000, which will be credited against the purchase price if the option is exercised.  If the option is not exercised after the specified date, the land option agreement becomes null and void.  The land included in this option is adjacent to the land included in the option dated June 19, 2006.  The land included in these two options is the primary building site, and both options must be exercised together.

On June 19, 2006, the Company entered into a land option agreement for $15,000 that will be credited against the purchase price of $2,100,000 should the Company decide to exercise the option.  The land is expected to be used for the potential 100 MGPY ethanol plant that is anticipated to be located near Akron, Iowa.  The land option commences on the date of the execution of the option agreement and continues for until December 19, 2006.  The option can be extended to June 19, 2007 at the sole discretion of the Company for an additional $10,000, which will be credited against the purchase price if the option is exercised.  If the option is not exercised after the specified date, the land option agreement becomes null and void.  The land included in this option is adjacent to the land included in the option dated June 16, 2006.  The land included in these two options is the primary building site, and both options must be exercised together.

NOTE 11:  SUBSEQUENT EVENTS

On July 10, 2006, the Company signed a contract with Fagen Engineering, LLC, an affiliate of a related party, to perform the electrical design services for the grains area expansion.  The cost of the project is approximately $265,000 plus certain reimbursable expenses.

On July 17, 2006, the Company signed a “Change Order” agreement with McCormick Construction for the expansion of the DDG Storage Building for $936,000.  The expected substantial completion date is September 1, 2007.

On August 1, 2006, the Company purchased approximately eight acres of land west of the current plant location along the north side of the railroad tracks.  The purchase price of the land was approximately $58,000.  The land will be used as part of the expansion project.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month and nine month periods ended June 30, 2006, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the consolidated financial statements and the Management’s Discussion and Analysis section for the fiscal year ended September 30, 2005, included in the Company’s Annual Report on Form 10-K.

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

•                    Changes in plant production capacity, variations in actual ethanol and distillers grains production from expectations or technical difficulties in operating the plant;

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

•                    Changes to infrastructure, including

–  expansion of rail capacity,

–  increases in truck fleets capable of transporting ethanol within localized markets,

–  additional storage facilities for ethanol, expansion of refining and blending facilities to handle ethanol,

–  growth in service stations equipped to handle ethanol fuels, and

–  growth in the fleet of FFVs capable of using E85 fuel;

•                    Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:

–  national, state or local energy policy;

–  federal ethanol tax incentives;

–  legislation mandating the use of ethanol or other oxygenate additives;

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

Our revenues are derived from the sale and distribution of our ethanol, distillers grains and corn oil throughout the continental United States.  Corn is supplied to us primarily from local agricultural producers and from purchases of corn on the open market. After processing the corn, ethanol is sold to ADM, which subsequently markets and sells the ethanol to gasoline blenders and refineries located throughout the continental United States.  The price that we receive from the sale of ethanol to ADM is based upon the average price that ADM receives from the sale to its customers of ethanol originating from (i) our plant, (ii) ADM’s plant in Marshall, Minnesota and (iii) ADM’s plant in Columbus, Nebraska, minus a marketing fee.  Except distillers grains we sell directly to local farmers, our distillers grains are sold through Commodity Specialist Company (“CSC”) which markets and sells the product to livestock feeders.  For our distillers grains, we receive a percentage of the selling price actually received by CSC in marketing the distillers grains to its customers.  We market and sell our corn oil to regional wholesalers.  Presently, the end use of our corn oil is in the livestock industry.  In the long term, our corn oil could be marketed for human consumption; however, the feasibility of market penetration as human food is unknown at this time as corn oil extraction in dry milling is relatively new and suitability for human consumption has not yet been determined.

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

Results of Operations for the Three Months Ended June 30, 2006 and 2005

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our consolidated statements of operations for the three months ended June 30, 2006 and 2005:

	June 30, 2006		June 30, 2005
Income Statement Data	Amount	%	Amount	%
Revenues	$31,146,507	100.0	$23,101,306	100.0

Cost of Goods Sold	$19,745,318	63.4	$15,213,399	65.9

Gross Profit	$11,401,189	36.6	$7,887,907	34.1

Operating Expenses	$754,799	2.4	$608,453	2.6

Operating Income	$10,646,392	34.2	$7,279,454	31.5

Other Income (Expense)	$558	0.0	$(132,716	(0.6)

Net Income Before Minority Interest	$10,646,950	34.2	$7,146,738	30.9

Minority Interest in Subsidiary Income	$4,250,481	13.6	$2,858,942	12.4

Net Income	$6,396,469	20.6	$4,287,796	18.5

Revenues.  The increase in revenues from the three months ended June 30, 2006 compared to the three months ended June 30, 2005 is due primarily to an increase in the gallons of ethanol sold which is attributable to an increase in production commensurate with our plant expansion in 2005 and increase in the price per gallon received.  The gallons of ethanol sold in the three months ended June 30, 2006 increased approximately 13% over the gallons we sold in the three months ended June 30, 2005.  In addition, the price we received for our ethanol increased approximately 23% in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Revenue from sales of our co-products also increased by 5% in the three months ended June 30, 2006 compared to the three months ended June 30, 2005 due to a better mix of wet and dry distillers grains sold.

Our plant expansion was placed on line in the fourth quarter of fiscal 2005.  Accordingly, we will be unable to make an accurate comparison of year-over-year revenue results until the fourth quarter of this fiscal year, when our production capacity will be consistent.

Due to a number of factors, including the higher price of petroleum gasoline and seasonal demand, ethanol prices remained high during the first six months of calendar 2006.  We believe the favorable prices result from higher gasoline prices, which encourages voluntary blending, and the growing recognition of ethanol as an alternative energy source.  Based on existing market conditions, we expect favorable pricing to continue at least through the end of our fiscal year because the price of unleaded gasoline is expected to remain at or above its current price levels through the peak summer driving season and into fall.

As petroleum blenders have phased away from blending MTBE as an oxygenate for gasoline due to environmental liability concerns, the demand for ethanol has increased.  However, a greater supply of ethanol on the market from additional plants and plant expansions could reduce the price we are able to charge for our ethanol especially if supply outpaces demand.  As of July 26, 2006, the Renewable Fuels Association reports that there were 101 ethanol plants in operation nationwide with the capacity to produce more than 4.8 billion gallons annually, with approximately 39 additional plants expected to come into production in the next 18 months, along with seven existing plants, expanding total ethanol production capacity by an additional 2.5 billion gallons. Accordingly, the price of ethanol may trend downward if supply exceeds demand which would negatively impact on our earnings.

On May 30, 2006, HF 2754 was signed into law by Iowa Governor Tom Vilsack.  HF 2754 is expected to expand consumer access to ethanol blended fuels and biodiesel in Iowa through the creation of an Iowa renewable fuels standard (IRFS) and a series of retail tax credits.  The IRFS requires a 10% blend of renewable fuels in all Iowa retail fuels beginning in 2009 and increases to 25% by 2019.  The IRFS allows gasoline retailers flexibility in meeting the standard through the sale of E10, E85, and biodiesel blends.  In addition, the bill provides a new ethanol promotion tax credit for each gallon of ethanol blended into gasoline beginning in 2009 which will replace the existing tax credit.  The incentive is linked to a retailer’s achievement of the IRFS schedule.  The tax credit increases from $0.025 per gallon for retailers within 4% of the RFS schedule to $0.065 per gallon for retailers meeting or exceeding the RFS schedule.  The legislation also provides for an expanded infrastructure program designed to help retailers and wholesalers offset the cost of bringing E85 and biodiesel blends to customers.  This legislation is expected to favorably impact the Iowa ethanol industry by enhancing demand for ethanol, which may lead to increased prices for ethanol in the Iowa market.  However, the bill may result in an increase in the number of plants in Iowa and future supply could outweigh the demand for ethanol in the future.  In addition, other states have enacted similar legislation which may have the same impact on national ethanol supply and demand.

With respect to distillers grains, we believe that prices will remain at or near their currently low and stable levels due to the low price of corn and soybean meal.  We expect revenues from the sale of distiller grains should remain relatively consistent with 2005.  The lower corn and soybean prices are the result of an abundant supply of grains and feed protein due to a large grain harvest in 2005, the second largest on record, and a large grain carryout in 2006.

Cost of Goods Sold.  Our cost of goods sold as a percentage of revenues were 63.4% and 65.9% for the three months ended June 30, 2006 and 2005, respectively.  The percentage decrease in our cost of goods sold from period to period is primarily due to the increased revenues used to calculate the percentage, partially offset by a 12% increase in the number of bushels of corn used in the production process and a 5% increase in the cost per bushel, and an 11% increase in the MMBTUs of natural gas we consumed at significantly higher prices than the same period in 2005.

The increase in the number of bushels used in the production process and MMBTUs of natural gas is a result of increased ethanol production from our plant expansion in 2005.  Although corn carryout supplies for 2006 marketing year appear adequate, an increase in corn exports as well as sustained domestic usage may increase total demand for corn and result in upward pressure on corn prices.  Additionally, due to increased exposure of ethanol, corn is now being viewed as an “energy commodity” as opposed to strictly a “grain commodity.” This has placed upward pressure on corn prices.   Any increase in the price of corn will cause our cost of goods sold to rise and, as a result, our net income may decline.

In addition, the price we paid for natural gas increased 69% in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005.  Natural gas has recently been available only at prices exceeding historical averages. Historically, natural gas prices in the $5/mmbtu range were considered high.   These prices are increasing our costs of production.  We expect natural gas prices to remain high or elevated given the unpredictable market situation.  This could increase our gas costs substantially, which will increase our cost of goods sold and may cause our net income to decrease.

The increase in our cost of goods sold was impacted by changes in the fair value of our derivative instruments.  Our cost of goods sold includes a loss of $688,177 in the third quarter of fiscal 2006 related to our derivative instruments, compared to a loss of $477,395 in the third quarter of fiscal 2005.  We recognize the gains or losses that result from the changes in the value of our derivative instruments in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating Expenses.  Our operating expenses as a percentage of revenues were consistent from period to period.  These percentages were 2.4% and 2.6% for the three months ended June 30, 2006 and 2005, respectively.

Operating Income.  Our income from operations for the three months ended June 30, 2006 totaled $10,646,392 compared to $7,279,454 for the three months ended June 30, 2005 before minority interest.  This was a result of the increase in gross profit for the three months ended June 30, 2006, partially offset by higher operating expenses for the same period.

Other Income (Expense).  We had other income totaling $558 for the three months ended June 30, 2006 compared to other expenses totaling $132,716 for the three months ended June 30, 2005.  This change was primarily a result of an increase in interest income.  Our interest income has increased to $141,702 for the three months ended

June 30, 2006 from $33,934 for the three months ended June 30, 2005.  This increase resulted from the interest income from short-term investments.  Our interest expense increased to $332,790 for the three months ended June 30, 2006 from $287,302 for the three months ended June 30, 2005.  This increase is a result of increased loan amounts due to our $5,400,000 expansion completed in fiscal 2005.

In addition, we may experience increased interest expenses on Term Note #3.  In order to protect our exposure to rising interest rates, we entered into an interest rate cap agreement.  However, our interest rate cap agreement expired on June 1, 2006, but our obligations under Term Note #3 continue until June 1, 2008.

Income from the United States Department of Agriculture’s Commodity Credit Corporation Bioenergy Program for the three months ended June 30, 2006 totaled $21,569 compared to $95,485 for the three months ended June 30, 2005. This decrease of 77% reflects the structure of the federal bioenergy program, which provides incentives for increases in ethanol production. We do not expect any further payments from this program in 2006 due to termination of the program on June 30, 2006.

Results of Operations for the Nine Months Ended June 30, 2006 and 2005

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our consolidated statements of operations for the nine months ended June 30, 2006 and 2005:

	June 30, 2006		June 30, 2005
Income Statement Data	Amount	%	Amount	%
Revenues	$81,786,517	100.0	$69,912,725	100.0

Cost of Goods Sold	$55,325,395	67.6	$47,981,733	68.7

Gross Profit	$26,461,122	32.4	$21,930,992	31.3

Operating Expenses	$2,006,645	2.5	$1,969,957	2.8

Operating Income	$24,454,477	29.9	$19,961,035	28.5

Other Income (Expense)	$(159,201)	(0.2)	$(445,505)	(0.6)

Net Income Before Minority Interest	$24,295,276	29.7	$19,515,530	27.9

Minority Interest in Subsidiary Income	$9,696,572	11.9	$7,816,621	11.2

Net Income	$14,598,704	17.8	$11,698,909	16.7

Revenues.  The increase in revenues from the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005 was primarily due to a 9% increase in the gallons of ethanol sold.  In addition, the price we received for our ethanol increased approximately 10% in the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005.

Cost of Goods Sold.  Our cost of goods sold as a percentage of revenues were 67.6% and 68.7% for the nine months ended June 30, 2006 and 2005, respectively.  The percentage decrease in our cost of goods sold is primarily due to the increased revenues used to calculate the percentage, partially offset by an increase in the bushels of corn used in the production process, and an increase in the MMBTUs of natural gas we consumed at significantly higher prices than the same period in 2005.

Operating Expenses.  Our operating expenses as a percentage of revenues decreased by 0.3% compared to 2005, but the overall amount remained relatively constant for the nine months ended June 30, 2006 and 2005.

Operating Income.  Our income from operations as a percentage of revenues increased to 29.9% for the nine months ended June 30, 2006 compared to 28.5% for the nine months ended June 30, 2005.   This increase in operating income resulted primarily from increased revenues resulting from higher ethanol prices and gallons sold.

Other Income (Expense).  Our other expense as a percentage of revenues was 0.2% and 0.6% for the nine months ended June 30, 2006 and 2005, respectively.  This decrease in other expense was due primarily to the increase in interest income we received during the period.

Changes in Financial Condition for the Nine Months Ended June 30, 2006

Consolidated assets totaled $80,441,021 at June 30, 2006 compared to $77,162,356 at September 30, 2005.  Current assets totaled $29,774,425 at June 30, 2006 up from $26,748,278 at September 30, 2005.  The change resulted from (i) an increase in inventories which totaled $2,078,755 at June 30, 2006 compared to $1,346,217 at September 30, 2005; (ii) an increase in the fair market value of our derivatives which totaled $1,345,240 at June 30, 2006 compared to $566,609 at September 30, 2005; (iii) and an increase in prepaid expenses which totaled $1,957,929 at June 30, 2006 compared to $1,008,754 at September 30, 2005.

Consolidated current liabilities totaled $6,757,202 at June 30, 2006 compared to the $10,692,316 at September 30, 2005.  The change resulted from the reduction of accrued expenses which totaled $688,188 at June 30, 2006 compared to $5,717,935 at September 30, 2005.  At our fiscal year ended September 30, 2005 we had accrued approximately $3,900,000 for the ADM pricing dispute which was settled and paid in fiscal 2006.

Long-term debt, net of current maturities, totaled $14,347,646 at June 30, 2006 down from $16,092,315 at September 30, 2005. This reduction occurred as a result of our regularly scheduled loan payments.

Strategies: Expansion

Marcus Plant Expansion

On August 9, 2005, the Board of Directors approved plans to proceed with a 40 MGY expansion to our plant. We are researching the various transportation and other operational concerns relating to expansion. In order to expand the plant to add another 40 million gallons per year of production capacity, we must obtain a Title V emissions permit prior to the anticipated start date of construction. An application for the Title V emissions permit has been submitted to the Iowa Department of Natural Resources. We expect to receive our Title V permit September 1, 2006. We are proceeding with the development of the final expansion design. We expect to engage Fagen, Inc. to construct the expansion. Fagen, Inc. designed and built our current plant. However, we have not yet signed a design-build agreement for the expansion. We anticipate signing a design-build agreement and commencing construction in September 2006. If construction begins in September 2006, we expect the expansion will be completed in fall 2007.

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

On July 17, 2006 in conjunction with our existing expansion construction contract with McC Inc., we signed a “Change Order” agreement with McC Inc. for the expansion of our dried distillers grains storage building.  In exchange for these additional services, we have agreed to pay McC Inc., a lump sum of $936,000.  We anticipate that the expansion of the dried distillers grains storage building will be substantially complete by September 1, 2007.

On July 10, 2006, we entered into an agreement with Fagen Engineering, LLC, an affiliate of Fagen, Inc., to perform the electrical design services for our expansion of the grain handling facilities, modification of our existing grain silos and expansion of our distillers grains storage building.  In exchange for these additional services, we have agreed to pay Fagen Engineering, LLC $265,079 plus certain reimbursable expenses.

Subsequent to the period covered by this report, on August 1, 2006, we purchased approximately eight acres of land west of the Marcus plant along the north side of the railroad tracks.  The purchase price of the land was approximately $58,000.  The land will be used as part of the Marcus expansion project.

We currently estimate the total cost of the expansion to be approximately $70,000,000. This is a preliminary estimate and we expect it will change as we continue to gather information relating to the expansion.  We expect to fund the prospective expansion using a combination of debt and our cash on hand.  On April 10, 2006, we entered into a Eleventh Amendment to Construction Loan Agreement with First National Bank of Omaha to obtain interim financing to finance the expansion of the grain handling facilities and modification of existing grain silos.  See “Indebtedness — Short-Term Debt Sources” for more information on our bridge financing.  The total amount of debt financing necessary to fund the plant expansion will depend on the amount of grants and government incentives we are able to secure.  Loan covenants in our current financing agreements may restrict the amount of cash we can use for this purpose.  We do not expect to seek additional equity from our members to fund this expansion.

The expansion will most likely add 10 employees to the current staff of 35 and will increase our corn usage from 18 million to approximately 35 million bushels annually.

Akron Plant Expansion

On March 2, 2006 the Board of Directors approved plans to proceed with development and construction of a second ethanol plant just south of Akron, Iowa in Plymouth County.  Once constructed, the Akron plant is expected to use approximately 100,000 bushels of corn per day or 38 million bushes per year and produce 100 million gallons of fuel-grade ethanol and 320,000 tons of distiller grains annually.  We anticipate that the Akron plant will employ 40 full-time employees once operational.  The total Akron project is expected to cost approximately $150,000,000.  However, we have not yet determined our financing plan for the Akron plant and may finance the plant with additional indebtedness or by issuing additional equity securities.

Construction of the plant will take approximately 14-16 months and we hope to start the construction in mid to late 2007.  However, commencement of construction on the proposed plant is contingent on a number of factors, including final site selection, execution of construction contracts, receipt of financing and government permits, identification and acquisition of necessary resources.  There is no assurance that these contingencies can be satisfied.

Primary Plant Site.  We have obtained two options for the real estate which make up our primary Akron plant site in Plymouth County. On June 19, 2006, we entered into a real estate option agreement with the Mary Frances Wohlenberg Trust, an unrelated party, granting us an option to purchase approximately 156 acres of land (the “Wohlenberg Site”).  The price of the option was $15,000.  Under the terms of the option agreement, we have the option to purchase the land for $15,000 per surveyed acre. This option expires on December 19, 2006, however we may extend the option to June 19, 2007 for an additional payment of $10,000. In the event we exercise this option, the option agreement allows us to apply the amounts paid for the option and extensions of the option towards the total purchase price for the land. If the option is not exercised after the specified date, the option agreement becomes null and void.  This option must be exercised together with our option on the adjacent Lias site (described below).

On June 19, 2006, we entered into a real estate option agreement with Robert E. and Margaret Lias, unrelated parties, granting us an option to purchase approximately 140 acres of land adjacent to the Wohenberg site (the “Lias Site”).  The price of the option was $15,000.  Under the terms of the option agreement, we have the option to purchase the land for $15,000 per surveyed acre. This option expires on December 19, 2006, however we may extend the option to June 19, 2007 for an additional payment of $10,000. In the event we exercise this option, the option agreement allows us to apply the amounts paid for the option and extensions of the option towards the total purchase price for the land. If the option is not exercised after the specified date, the option agreement becomes null and void.  This option must be exercised together with our option on the adjacent property (described above).

Alternative Plant Sites.  In addition to the options which make up our primary plant site, we have acquired options for two alternative plant sites.  On March 1, 2006, we entered into a real estate option agreement for an alternative Akron plant site with Virgil J. Smith and Dennis J. and Diane L. Smith, unrelated parties, granting us an option to purchase approximately 109 acres of land.  The price of the option was $15,000.  Under the terms of the option agreement, we have the option to purchase the land for $1,500,000. The land option commences on the date of the execution of the option agreement and continues for 180 days from, but not including, the date of the execution of the agreement.  The option can be extended for another 180 days at our sole discretion with no additional consideration. In the event we exercise this option, the option agreement allows us to apply the amounts paid for the option and extensions of the option towards the total purchase price for the land.  If the option is not exercised after the 180 days, the land option agreement becomes null and void.

On May 25, 2006, we entered into a real estate option agreement for a second alternative Akron plant site with Woodrow T. and Dorothy M. Ford, unrelated parties, granting us an option to purchase approximately 348 acres of land.  The price of the option was $25,000.  Under the terms of the option agreement, we have the option to purchase the land for $7,000 per surveyed acre. The land option commences on the date of the execution of the option agreement and continues for 180 days from, but not including, the date of the execution of the agreement.  The option can be extended for another 180 days at our sole discretion with no additional consideration. In the event we exercise this option, the option agreement allows us to apply the amounts paid for the option and extensions of the option towards the total purchase price for the land.  If the option is not exercised after the 180 days, the land option agreement becomes null and void.

Liquidity and Capital Resources

The following table shows cash flows for the nine months ended June 30, 2006 and 2005:

	Nine Months Ended June 30,
	2006	2005
Net cash from operating activities	$21,804,733	$24,526,324
Net cash used for investing activities	$(3,430,963)	$(1,674,372)
Net cash used for financing activities	$(17,738,118)	$(14,101,297)
Net increase in cash and equivalents	$635,652	$8,750,655

Cash Flow From Operations.  Cash provided by operating activities was $21,804,733 for the first nine months of fiscal 2006 was down from $24,526,324 for the first nine months of fiscal 2005. This decrease resulted primarily from the payment of the ADM price dispute settlement of approximately $3,900,000 in fiscal 2006.  Our capital needs are being adequately met through cash from our operating activities and our current credit facilities.

Cash Flow From Investing Activities.  Cash used in investing activities was $3,430,963 for the first nine months of fiscal 2006, compared to cash used of $1,674,372 for the first nine months of fiscal 2005. This increase resulted from increases in funds used for our current expansion construction.

Cash Flow From Financing Activities.  We used cash to pay down our debt by $2,401,290 in the first nine months of fiscal 2006 compared to $7,155,804 in the first nine months of fiscal 2005. Additionally, the total amount of cash we distributed to partners and members totaled $15,336,828 in the first nine months of fiscal 2006 compared to $6,945,493 in the first nine months of fiscal 2005.

Indebtedness

Short-Term Debt Sources.  We maintain a line of credit with First National Bank of Omaha, March 2007, to finance short-term working capital requirements.  Under the line of credit, we may borrow up to $3,500,000 revolving promissory note.  The interest payable on the revolving promissory note is due monthly at the one month LIBOR plus 2.80%.  We pay a commitment fee of 0.125% on the unused portion of the line.  There was no outstanding balance as of June 30, 2006.  The maximum available credit under this note is based on receivable and inventory balances.  Our current receivable and inventory balances are not sufficient to allow us to use the maximum amount of the operating line of credit.  As of June 30, 2006, the maximum amount available from the operating line of credit was approximately $2,711,651.  As the balances in these accounts fluctuate, the amount of available credit on this note may be reduced or increased subject to the maximum of $3,500,000.  The operating line of credit is subject to protective covenants requiring us to maintain various financial ratios.  The operating line of credit is secured by all business assets.

On April 10, 2006, we entered into an Eleventh Amendment to Construction Loan Agreement with First National Bank of Omaha. Under this amendment, First National Bank of Omaha has agreed to loan us up to $5,673,025 of interim financing pursuant to a Bridge Note to finance the expansion of our grain handling facilities and modification of existing grain silos.  The Bridge Note will terminate on October 1, 2006.  During the term of the bridge loan, we have agreed to pay interest only on a quarterly basis on the outstanding principal amount at a rate equal to the one-month LIBOR rate plus 280 basis points. Upon completion of the term of the bridge loan, the outstanding balance of this new expansion loan will either (i) be added to the principal balance of our Term Note 3 with First National Bank of Omaha relating to the original construction of our ethanol plant; or (ii) paid from proceeds from a new permanent financing between us and First National Bank of Omaha secured for the purpose of financing our 40 million gallon expansion of our existing plant.  The maturity date of Term Note 3 is currently June 1, 2008.  There was no outstanding balance related to this note as of June 30, 2006.

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

Long-Term Debt Sources.  We have long-term debt financing consisting of three term notes held by First National Bank of Omaha and referred to as Term Notes #2, #3, and #4. At June 30, 2006, the principal balance on Term Note #2 was $11,668,882. Term Note #2 is payable in quarterly installments. Interest on Term Note #2 is at the three month LIBOR plus 2.80%, which totaled 8.03% as of June 30, 2006. Term Note #2 is payable in full on June 1, 2008. In order to achieve a fixed interest rate on Term Note #2, we entered into an interest rate swap which helps protect our exposure to increases in interest rates and the swap effectively fixes the interest rate on Term Note #2 at 5.79% until June 1, 2008.

At June 30, 2006, the principal balance on Term Note #3 was $5,484,168. Term Note #3 is payable in quarterly installments. Interest on Term Note #3 is at the three month LIBOR plus 2.80%, which totaled 8.03% as of June 30, 2006. Term Note #3 is payable in full on June 1, 2008.  As part of the financing agreement, we have agreed to pay an annual servicing fee of $50,000 for five years.

At June 30, 2006, there was no principal balance on Term Note #4. Term Note #4 is payable in quarterly installments. Interest on Term Note #4 is at the one month LIBOR plus 2.80%. Term Note #4 is payable in full on June 1, 2008. Term Note #4 allows borrowings up to the original principal of $5,000,000 to the extent of principal payments made until maturity.

We have a capital lease obligation in the amount of $135,217 on which we initially pay monthly installments totaling $6,658, with an implicit interest rate of 3.6%. This obligation is secured by the leased equipment and runs through March 1, 2008.

We have a note in the amount of $107,639 payable to the Iowa Energy Center on which we pay monthly installments of $3,472 without interest. This note is secured by real estate, but is subordinated to the term notes. It matures on January 29, 2009.

We have a note with Farmers State Bank of Marcus, Iowa in the amount of $118,833 on which we pay monthly installments of $5,921, including interest at 6%. This note is secured by real estate, but is subordinated to the term notes. It matures on January 29, 2009.

We have a note totaling $182,000 payable to the Iowa Department of Economic Development on which we pay monthly installments of $1,167 without interest. This note is secured by all equipment and matures on July 1, 2009.

Contractual Obligations and Commercial Commitments.  Except as disclosed in this report, there were no material changes in the Company’s contractual obligations and commercial commitments during the three months ended June 30, 2006.

Critical Accounting Estimates

There were no material changes in the Company’s accounting estimates during the three months ended June 30, 2006.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving promissory note and three term notes which bear variable interest rates.  Specifically, we have $17,153,050 outstanding in variable rate, long-term debt as of June 30, 2006.  The specifics of each note are discussed in greater detail in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness.”

In order to achieve a fixed interest rate on Term Note #2, we entered into an interest rate swap which helps protect our exposure to increases in interest rates and the swap effectively fixes the interest rate on Term Note #2 at 5.79% until June 1, 2008. When the three-month LIBOR plus 2.80% exceeds 5.79%, we receive payments for the difference between the market rate and the swap rate. Conversely, when the three-month LIBOR plus 2.80% is below 5.79%, we make payments for the difference between the market rate and the swap rate. While our exposure is now greatly reduced, there can be no assurance that the interest rate swap agreement will provide us with protection in all scenarios. For example, if interest rates were to fall below 5.79%, we would still be obligated pay interest at 5.79% under the interest rate swap agreement.

In order to protect our interest rate exposure on Term Note #3, we entered into an interest rate cap agreement to reduce the risk of increases in interest rates. The interest rate cap agreement is based on a notional amount of $10,000,000 and caps increases in interest rates at 6.8% on this amount. The interest rate cap agreement expired on June 1, 2006; however, obligations under Term Note #3 continue until June 1, 2008. Accordingly, we are vulnerable to rising interest rates.

Since the interest rate cap has expired, it had no value as of June 30, 2006.  At September 30, 2005 the fair value of this interest rate cap was $69,756, which was recorded as an asset with derivative instruments.  The interest rate cap was not designated as a cash flow hedge. We charged interest expense with a loss of $34,778 and $20,050 on the interest rate cap for the three months ended June 30, 2006 and 2005, respectively. We charged interest expense with a loss of $69,756 and offset interest expense with a gain of $27,254 on the interest rate cap for the nine months ended June 30, 2006 and 2005, respectively.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. At June 30, 2006 and September 30, 2005, the fair value of our derivative instruments for corn and natural gas is an asset in the amount of $1,345,240 and $496,853, respectively. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

We estimate that our expected corn usage is approximately 18 million bushels per year for the production of 52 million gallons of ethanol.  We have price protection for approximately 89% of our expected corn usage for fiscal year ended September 30, 2006 and approximately 60% of our usage for fiscal year 2007 using forward contracts, CBOT futures and options and Over-the-Counter option contracts.  As we move forward, additional protection may be necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  As we move forward, additional price protection may be required to solidify our margins into fiscal year 2007.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

To manage our natural gas price risk, we entered into a natural gas purchase agreement with our supplier to supply us with natural gas.  This purchase agreement fixes the price at which we purchase natural gas.  We estimate that we have forward contracts in place for approximately 95% of our natural gas needs through September 2006.  In addition to procuring natural gas requirements through summer and fall 2006, we have purchased approximately 85% of our fall and winter 2006 and 2007 natural gas requirements utilizing both cash, futures and options contracts.  We may also purchase additional natural gas requirements for the 2007 calendar year as we attempt to further reduce our susceptibility to price increases.

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

A sensitivity analysis has been prepared to estimate our exposure to corn and natural gas price risk. The table presents the fair value of our derivative instruments as of June 30, 2006 and September 30, 2005 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices.  The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

	Fair Value	Effect of Hypothetical Adverse Change — Market Risk
June 30, 2006	$1,345,240	$134,524
September 30, 2005	$496,855	$49,685

ITEM 4.  CONTROLS AND PROCEDURES.

Our management, including our President and Chief Executive Officer (the principal executive officer), Stephen Roe, along with our Chief Financial Officer (the principal financial officer), Gary Grotjohn, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2006.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act  is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of June 30, 2006 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

The cost of the expansion of our existing plant is expected to be approximately $70,000,000, which we expect to finance using both a portion of our cash and additional debt to finance the required capital expenditure. The total project cost for the Akron plant is expected to be $150,000,000.  We have not yet determined our financing plan for the Akron plant and may finance the plant with additional indebtedness or by issuing additional equity securities.  The use of retained cash to finance these expenditures could impact our ability to make future distributions to our members.  We do not have contracts or commitments with any bank, lender, governmental entity, underwriter or financial institution for debt financing.  If debt financing on acceptable terms is not available for any reason, we may be forced to abandon our expansion plans.  We could face financial risks associated with incurring additional indebtedness, such as reducing our liquidity and access to financial markets and increasing the amount of cash flow required to service such indebtedness, or associated with issuing additional stock, such as dilution of ownership and earnings.

We have not received certain permits and failure to obtain these permits would prevent expansion of our current plant or construction of the new plant.  Before we can begin expansion of our current plant or construction of the new plant, we must obtain numerous regulatory approvals and permits.  While we anticipate receiving these approvals and permits, there is no assurance that these requirements can be satisfied in a timely manner or at all.  In addition, governmental requirements may substantially increase our costs, which could have a material adverse effect on our results of operations and financial condition.  Our expansion plans may also result in other unanticipated adverse consequences, such as the diversion of management’s attention from our existing operations.

Our construction costs may also increase to levels that would make a new facility too expensive to complete or unprofitable to operate.  We expect Fagen, Inc. will expand our existing plant and construct the Akron plant and that Fagen, Inc. will engage ICM, Inc. to provide design and engineering services.  Therefore, we will be highly dependent upon Fagen, Inc. and ICM, Inc. to expand our plant, but we have no letter of intent or definitive binding agreement with either company which might limit our exposure to higher costs in developing and completing the expansion or new construction.  Contractors, engineering firms, construction firms and equipment suppliers also receive requests and orders from other ethanol companies and, therefore, we may not be able to secure their services or products on a timely basis or on acceptable financial terms.  We may suffer significant delays or cost overruns as a result of a variety of factors, such as shortages of workers or materials, transportation constraints, adverse weather, unforeseen difficulties or labor issues, any of which could prevent us from commencing operations as expected at our facilities.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)                                  The following exhibits are filed as part of this report.

10.1	Electrical Design Services Agreement dated July 10, 2006 with Fagen Engineering, LLC.

10.2	Change Order Agreement dated July 17, 2006 with McCormick Construction Company, Inc.

31.1	Certificate pursuant to 17 CFR 240.13a-14(a).

31.2	Certificate pursuant to 17 CFR 240.13a-14(a).

32.1	Certificate pursuant to 18 U.S.C. § 1350.

32.2	Certificate pursuant to 18 U.S.C. § 1350.

(b) Reports on Form 8-K:  None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITTLE SIOUX CORN PROCESSORS, L.L.C.

Date: August 14, 2006	/s/ Stephen Roe
Stephen Roe
President and Chief Executive Officer

Date: August 14, 2006	/s/ Gary Grotjohn
Gary Grotjohn
Chief Financial Officer