Form 10-K
period 2006-09-30
LITTLE SIOUX CORN PROCESSORS LLC
filed 2006-12-29
CIK 1229899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒       Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended September 30, 2006

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

(712) 376-2800

(Registrant’s Issuer’s telephone number, including area code)

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

The aggregate market value of the membership units held by non-affiliate of the registrant at March 31, 2006, was $33,845,500.  There is no established public trading market for our membership units.  The aggregate market value was computed by reference to the last sales price of certain membership units sold through the registrant’s qualified online matching service during the registrant’s most recently completed second fiscal quarter.

As of the date of this filing, there are 10,941 membership units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to General Instruction G (3), we omit Part III, Items 10, 11, 12, 13, and 14 and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to a definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (September 30, 2006).

i

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements.  These forward-looking statements include any statements that involve known and unknown risks and relate to future events and our expectations regarding future performance or conditions.  Words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.  These forward-looking statements, and others we make from time to time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including the risks described in Part IA of this Annual report.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to:

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

•                                          Costs of construction and equipment;

•                                          Changes in interest rates and the availability of credit to support capital improvements, development, expansion and operations;

•                                          Our ability to market and our reliance on third parties to market our products;

•                                          Our ability to distinguish ourselves from our current and future competition;

•                                          Changes to infrastructure, including

-                                            expansion of rail capacity,

-                                            increases in truck fleets capable of transporting ethanol within localized markets,

-                                            additional storage facilities for ethanol, expansion of refining and blending facilities to handle ethanol,

-                                            growth in service stations equipped to handle ethanol fuels, and

-                                            growth in the fleet of FFVs capable of using E85 fuel;

•                                          Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:

-                                            national, state or local energy policy;

-                                            federal ethanol tax incentives;

-                                            legislation mandating the use of ethanol or other oxygenate additives;

-                                            state and federal regulation restricting or banning the use of MTBE; or

-                                            environmental laws and regulations that apply to our plant operations and their enforcement;

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

•                                          Anticipated trends in our financial condition and results of operations

•                                          The availability and adequacy of our cash flow to meet our requirements, including the repayment of debt;

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

The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf.  We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect.  We qualify all of our forward-looking statements by these cautionary statements.

PART I.

ITEM 1.                    BUSINESS.

Overview

Little Sioux Corn Processors, LLC (“Little Sioux”) owns and manages a 60.15% interest in its subsidiary, LSCP, LLLP (“LSCP”).  Little Sioux’s business primarily consists of owning and managing its interest in LSCP.   LSCP owns and operates an ethanol manufacturing plant located near Marcus, Iowa in Cherokee County in northwest Iowa (the “Plant”).  (Little Sioux and LSCP are referred to collectively in this report as “we,” “our,” or “us.”)

Fuel grade ethanol is our primary product, accounting for the majority of our revenue.  We also sell distillers grains and corn oil, co-products of the ethanol manufacturing process.  In fiscal year 2006, the Plant processed approximately 19.1 million bushels of corn into approximately 53.2 million gallons of ethanol, 244,000 tons of distillers grains and 4.0 million pounds of corn oil.  In fiscal year 2007, we anticipate that the Plant will produce approximately 55.0 million gallons of ethanol, 241,000 tons of distillers grains, and 14.2 million pounds of corn oil from approximately 19.6 million bushels of corn.  However, there is no guarantee that we will be able to operate at these levels.

General Development of Business since October 1, 2005

Little Sioux was formed as an Iowa limited liability company on September 28, 2000.  On March 6, 2002, we purchased the sole general partnership interest in LSCP, LP, an Iowa limited partnership.  On June 26, 2003, LSCP, LP elected to become an Iowa limited liability limited partnership and its legal name was changed to LSCP, LLLP.  Our general partnership interest in LSCP represents 60.15% of the ownership interests of LSCP and substantially all of our assets.  The remaining minority interests owned by various limited partners.  As general partner of LSCP, we manage and control the affairs of LSCP and the Plant.

Construction of the Plant was substantially completed and operations commenced in April 2003.  In July 2005, an expansion of the Plant’s ethanol production capacity was completed, increasing the Plant’s annual name-plate production capacity from 40 million gallons per year to 52 million gallons per year.

Two new developments are planned for the plant in 2007.  In May 2006, construction was commenced at the Plant in order to expand our existing grain handling facilities and remodel our grain silos.   Expansion of the grain handling facilities is expected to be completed in May 2007 with remodeling of the grain silos completed in September 2007.  Both construction projects are designed and will be built by McCormick Construction Company, Inc.

In October 2006, additional construction was commended to expand the Plant’s production capacity from a 52 million gallon per year to a 92 million gallon name-plate production capacity.   We expect that this expansion will nearly double our operating revenue and operating efficiencies and increase the Plant’s corn usage from approximately 18.3 million to approximately 35 million bushels annually.  The expansion will be designed and built by Fagen Inc., the company that designed and built the Plant.  Construction of the Plant expansion is expected to be completed in late 2007 or early 2008.  However, there is no assurance or guarantee that construction will stay on schedule or that we will be able to operate at expanded production by our anticipated completion date.  Additional information regarding our construction projects and Plant expansion may be found at “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Plant Operations and Expansion.”

In addition, we also continue to study the feasibility of developing and constructing an ethanol plant just south of Akron, Iowa in Plymouth County, or participating in the Akron plant project in some capacity.  Additional information regarding development of a second ethanol plant may be found at “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Plant Operations and Expansion.”

Available Information

The public may read and copy materials we file with the Securities and Exchange Commission at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C., 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  Reports we file electronically with the SEC may be obtained at www.sec.gov.

In addition, information about us is also available at our website at www.littlesiouxcornprocessors.com, and under the link “SEC Compliance,” visitors to our site may access, free of charge, the reports we have filed with the Securities and Exchange Commission.  These reports are made available on our website as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this Annual Report on Form 10-K.

Financial Information

Please refer to “Item 8 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information about our revenues, profit and loss measurements and total assets.  Our consolidated financial statements and supplementary data are included beginning at page F-1 of this Report.

Principal Products and Their Markets

The principal products we produce at our plant are fuel grade ethanol, distillers grains and corn oil.

Ethanol

  Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains.   However, according to the Renewable Fuels Association, approximately 85 percent of ethanol in the United States today is produced from corn, and approximately 90 percent of ethanol is produced from a corn and other input mix. Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass. The Renewable Fuels Association estimates current domestic ethanol production at approximately 5.28 billion gallons as of December 2006.

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

Ethanol can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute.  Approximately 95% of all ethanol is used in its primary form for blending with unleaded gasoline and other fuel products.  Used as a fuel oxygenate, ethanol provides a means to control carbon monoxide emissions in large metropolitan areas.  The principal purchasers of ethanol are petroleum terminals in the continental United States.

For our fiscal years ended September 30, 2006, 2005 and 2004, revenues from sales of ethanol were approximately 89%, 86% and 86% of total revenues respectively.

Distillers Grains

A principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry.  Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal.  By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle.  The dry mill ethanol processing used by the Plant results in two forms of distiller grains: Distillers Modified Wet Grains (“DMWS”) and Distillers Dried Grains with Solubles (“DDGS”). DMWS is processed corn mash that has been dried to approximately 50% moisture.  DMWS have a shelf life of approximately ten days and are often sold to nearby markets.  DDGS is processed corn mash that has been dried to 10% to 12% moisture.  DDGS has an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant.  At our plant, the composition of the distillers grains we produce is approximately 57% DMGS and 43% DDGS.

For our fiscal years ended September 30, 2006, 2005 and 2004 revenues from sales of distillers grains were approximately 9%, 12% and 14% of total revenues, respectively.

Corn Oil

Corn oil can be produced as a co-product of ethanol production by installing equipment to separate the oil from the distillers grains during the production process.  In October 2005, we completed installation of this equipment and we began producing corn oil.  Prior to installation of the corn oil segregation unit, the corn oil had been sold as an energy component of our distillers grains.

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

For our fiscal year ended September 30, 2006, revenues from sales of corn oil were approximately 0.5% of total revenues. There were no corn oil sales in fiscal 2005.

Marketing and Distribution of Principal Products

Our ethanol plant is located near Marcus, Iowa in Cherokee County, in the northwestern section of Iowa.  We selected the Marcus site because of its location to existing grain production, accessibility to road and rail transportation and its proximity to major population centers such as Minneapolis, Minnesota; Omaha, Nebraska; and Chicago, Illinois.  Our Plant is served by the Canadian National Railroad Company.

We sell and market the ethanol, distillers grains and corn oil produced at the plant through normal and established markets, including local, regional and national markets.  We have entered into a marketing agreement with a third party marketer for our ethanol.  Whether or not ethanol produced by our Plant is sold in local markets will depend on decisions made by our marketer.  Local ethanol markets may be limited and must be evaluated on a case-by-case basis. We have also entered into a third party marketing agreement for our distillers grains; however, we market the bulk of our distillers grains locally.  Although local ethanol, distillers grains and corn oil markets will be the easiest to service, they may be oversold, particularly in Iowa.  Oversold markets depress ethanol, distillers grains and corn oil prices.

          Ethanol

We have a marketing agreement with Archer Daniels Midland Company (“ADM”) for the purposes of marketing and distributing all of the ethanol we produce at the Plant. Pursuant to our ethanol marketing agreement with ADM, the price ADM pays us for our ethanol is calculated by averaging the price ADM receives for all the ethanol it sells originating from (i) our plant, (ii) ADM’s plant in Marshall, Minnesota and (iii) ADM’s plant in Columbus, Nebraska.  In exchange for ADM’s marketing, sales, storage and transportation services, we pay ADM a fixed price per gallon of ethanol sold.  The initial term of the marketing agreement with ADM expires in April 2007 but the agreement is automatically renewed for successive one-year periods at the end of the initial term unless the parties agree otherwise.

Distillers Grains

We have a marketing agreement with Commodity Specialist Company (“CSC”), a Delaware corporation, for the purpose of marketing and selling all the distillers grains we produce, except distillers grains we produce and sell directly to local farmers.  For our distillers grains marketed and sold by CSC, we receive a percentage of the selling price actually received by CSC receives from its customers.    Through the marketing of CSC and our relationships with local farmers, we are not dependent upon one or a limited number of customers for our distillers grains sales.

In fiscal 2006, we marketed and sold the bulk of our distillers grains locally, primarily to nearby livestock producers, with the remaining approximately 10% of the distillers grains produced at the plant marketed and sold by CSC all over the continental United States.  As additional ethanol plants begin production excess capacity could result in the local markets.  If excess capacity in the local distillers grains markets occurs, we may be forced to dry more of our distillers grains for marketing by CSC rather than directly selling in the local markets.  As a result, our natural gas costs will likely increase due to increased drying and our profits may decrease.

Corn Oil

We market and sell our corn oil directly to regional wholesalers.  Presently, the end use of our corn oil is in the livestock industry. In the long term, our corn oil could be marketed for human consumption; however, market penetration as human food is unknown at this time as corn oil extraction in dry milling is relatively new and suitability for human consumption has not yet been determined.  Because of our ability to market our corn oil directly to regional wholesalers, we are not dependent upon one or a limited number of customers for our corn oil sales.

Dependence on One or a Few Major Customers

We are substantially dependent upon ADM for the purchase, marketing and distribution of our ethanol. ADM purchases 100% of the ethanol produced at the Plant, all of which is marketed and distributed to its customers.  Therefore, we are highly dependent on ADM for the successful marketing of our products.  As a large ethanol producer, ADM is also a source of competition.   In the event that our relationship with ADM is interrupted or terminated for any reason, we believe that another entity to market the ethanol could be located.  However, any interruption or termination of this relationship could temporarily disrupt the sale of ethanol and adversely affect our business and operations.

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

Financial Information about Geographic Areas

All of our operations are domiciled in the United States.  All of the products sold to our customers for fiscal years 2006, 2005 and 2004 were produced in the United States and all of our long-lived assets are domiciled in the United States.

Sources and Availability of Raw Materials

Corn Feedstock Supply

The major raw material required for our ethanol plant to produce ethanol, distillers grain and corn oil is corn.  To operate at a name-plate capacity of 52 million gallons, the Plant requires a supply of approximately 18 to 19 million bushels of corn annually.  Following completion of our second plant expansion, the Plant’s new name-

plate capacity will require the supply of approximately 34 to 36 million bushels of corn annually.  We have obtained a grain dealers license and have established our own grain sourcing staff to acquire the corn we need.  We have also identified a number of grain dealers as potential sources of grain in northwestern Iowa for additional corn delivery.  The grain required for operation of the Plant is readily available through our own grain sourcing staff, which purchases the corn directly from local producers or from secondary markets.  During the fiscal year ending September 30, 2006, we purchased approximately $5,739,000 in corn from some of the Company’s members who are local grain producers.

Currently, we do not anticipate difficulty securing sufficient grain to operate the Plant.  As of November 9, 2006, the United States Department of Agriculture’s National Agricultural Statistics Service projected the 2006 national corn production at approximately 10.7 billion bushels, which would be the third largest corn crop on record, and Iowa production at 2.0 billion bushels.  However, we expect that the increased demand of corn resulting from additional ethanol plants will lead to greater competition for corn in our geographic area, which we expect will lead to higher corn prices.  The USDA recently stated in their report entitled “World Agricultural Supply and Demand Estimates” (December 11, 2006), that U.S. corn prices could increase to as much as $3.30 per bushel or more.  While our surrounding area produces a significant amount of corn, our profitability may be negatively impacted if long-term corn prices remain high.

Natural Gas

Natural gas is also an important input to our manufacturing process.  We estimate that our current natural gas usage is approximately 110,000 million British thermal units (“MMBTU”) per month.  Following completion of our second expansion, we anticipate that our natural gas usage will increase to approximately 200,000 million British thermal units (“MMBTU”) per month.  We use natural gas to dry our distillers grains products to moisture contents at which they can be stored for long periods and transported greater distances, so that we can market them to broader livestock markets, including poultry and swine markets in the continental United States.  We contract with various natural gas vendors to supply the natural gas necessary to operate the plant. FC Stone assists us with sourcing natural gas through various vendors, which we believe to be more cost-efficient than using an exclusive supplier.

Federal Ethanol Supports

Various federal and state laws, regulations, and programs have led to an increasing use of ethanol in fuel, including subsidies, tax credits, policies and other forms of financial incentives.  Some of these laws provide economic incentives to produce and blend ethanol and others mandate the use of ethanol.

The most recent ethanol supports are contained in the Energy Policy Act of 2005. Most notably, the Act creates a 7.5 billion gallon renewable fuels standard (RFS). The RFS requires refiners, importers and blenders (“obligated parties”) to show that a required volume of renewable fuel is used in the nation’s fuel supply.  The RFS began at 4 billion gallons in 2006 and will increase to 7.5 billion gallons by 2012. The RFS for 2007 is 4.7 billion gallons.  The RFS is a national flexible program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. According to the RFA, the RFS program is expected to lead to about $6 billion in new investment in ethanol plants across the country. An increase in the number of new plants will bring an increase in the supply of ethanol. Thus, while this bill may cause ethanol prices to increase in the short term due to additional demand, future supply could outweigh the demand for ethanol in the future.  This would have a negative impact on our earnings.

On December 30, 2005, the EPA published an interim Direct Final Rule in the Federal Register imposing a 2.78% default provision (equating to 4 billion gallons of renewable fuel) of the RFS.  The Direct Final Rule applies a collective compliance approach, meaning no refiner individually has to meet the standard, but that the industry as a whole will have to blend at least 2.78% renewable fuels into gasoline during 2006.  Any shortfall in meeting this requirement would be added to the 4.7 billion gallon RFS requirement for 2007.  There are no other consequences for failure to collectively meet the 2006 standard.  Although there is not a requirement for individual parties to demonstrate compliance in 2006, the EPA found that increases in ethanol production and projections for future demand indicate that the 2006 volume is likely to be met and that more than 4 billion gallons of ethanol and biodiesel will be blended in 2006.  An EPA brief explaining this action can be viewed on the EPA website located in the renewable fuels section.

                On September 7, 2006, the EPA published proposed final rules implementing the RFS program.  The RFS program will apply in 2007 prospectively from the effective date of the final rule.  The RFS for 2007 is 3.71% or 4.7 billion gallons of renewable fuel.  The RFS must be met by refiners, blenders, and importers (obligated parties).  Compliance with the RFS program will be shown through the acquisition of unique Renewable Identification Numbers (RINs) assigned by the producer to every batch of renewable fuel produced.  The RIN shows that a certain volume of renewable fuel was produced.  Obligated parties must acquire sufficient RINs to demonstrate compliance with their performance obligation.  In addition, RINs can be traded and a recordkeeping and electronic reporting system for all parties that have RINs ensures the integrity of the RIN pool.

                RINs are valid for compliance purposes for the calendar year in which they were generated, or the following calendar year.  No more than 20% of the current year obligation could be satisfied using  RINs from the previous year.  An obligated party may carry a deficit over from one year into the next if it cannot generate or purchase sufficient RINs to meet its renewable volume obligation.  However, deficits cannot be carried over from one year into the next.

                The RFS system will be enforced through a system of registration, record keeping and reporting requirements for obligated parties, renewable fuels producers (RIN generators), as well as any party that procures or trades RINs either as part of their renewable fuels purchases or separately.  Any person who violates any prohibition or requirement of the RFS program may be subject to civil penalties for each day of each violation.  For example, under the proposed rule, a failure to acquire sufficient RINs to meet a party’s renewable fuels obligation would constitute a separate day of violation for each day the violation occurred during the annual averaging period.  The enforcement provisions are necessary to ensure the RFS program goals are not compromised by illegal conduct in the creation and transfer of RINs.

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

The two major oxygenates added to reformulated gasoline pursuant to these programs are Methyl Tertiary Butyl Ether (“MTBE”) and ethanol, however MTBE has caused groundwater contamination and has been banned from use by many states. The Energy Policy Act of 2005 did not impose a national ban of MTBE but it also did not include liability protection for manufacturers of MTBE. We expect the failure to include liability protection for manufacturers of MTBE to result in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the reformulated gasoline oxygenate requirement. While this may create increased demand in the short-term, we do not expect this to have a long term impact on the demand for ethanol as the Act repeals the Clean Air Act’s 2% oxygenate requirement for reformulated gasoline immediately in California and 270 days after enactment elsewhere.

However, the Act did not repeal the 2.7% oxygenate requirement for carbon monoxide nonattainment areas which are required to use oxygenated fuels in the winter months. While we expect ethanol to be the oxygenate of choice in these areas, there is no assurance that ethanol will in fact be used.

The use of ethanol as an alternative fuel source has been aided by federal tax policy, which directly benefits gasoline refiners and blenders, and increases demand for ethanol. On October 22, 2004, President Bush signed H.R. 4520, which contained the Volumetric Ethanol Excise Tax Credit (“VEETC”) and amended the federal excise tax structure effective as of January 1, 2005. Prior to VEETC, ethanol-blended fuel was taxed at a lower rate than regular gasoline (13.2 cents on a 10% blend). Under VEETC, the ethanol excise tax exemption has been eliminated, thereby allowing the full federal excise tax of 18.4 cents per gallon of gasoline to be collected on all gasoline and allocated to the highway trust fund. We expect the highway trust fund to add approximately $1.4 billion to the highway trust fund revenue annually. In place of the exemption, the bill creates a new volumetric ethanol excise tax credit of 5.1 cents per gallon of ethanol blended at 10%. Refiners and gasoline blenders apply for this credit on the same tax form as before only it is a credit from general revenue, not the highway trust fund. Based on volume, the VEETC is expected to allow much greater refinery flexibility in blending ethanol since it makes the tax credit available on all ethanol blended with all gasoline, diesel and ethyl tertiary butyl ether (“ETBE”), including ethanol in E-85 and the E-20 in Minnesota. The VEETC is scheduled to expire on December 31, 2010.

The Energy Policy Act of 2005 expands who qualifies for the small ethanol producer tax credit. Historically, small ethanol producers were allowed a 10-cents-per-gallon production income tax credit on up to 15 million gallons of production annually. The size of the plant eligible for the tax credit was limited to 30 million gallons. Under the Energy Policy Act of 2005 the size limitation on the production capacity for small ethanol producers increases from 30 million to 60 million gallons. The credit can be taken on the first 15 million gallons of production. The tax credit is capped at $1.5 million per year per producer. The small ethanol producer tax credit is set to expire December 31, 2010. However, upon completion of the expansion of the plant, we do not anticipate qualifying for this tax credit as our anticipated annual production capacity of 92 million gallons will exceed the size limitation.

In addition, the Energy Policy Act of 2005 creates a new tax credit that permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, to be used in a trade or business of the taxpayer or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel of at least 85% of the volume of which consists of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, and hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel. The provision is effective for equipment placed in service after December 31, 2005 and before December 31, 2010. While it is unclear how this credit will affect the demand for ethanol in the short term, we expect it will help raise consumer awareness of alternative sources of fuel and could positively impact future demand for ethanol.

Other Factors Affecting Demand and Supply

In addition to government supports that encourage production and the use of ethanol, demand for ethanol may increase as a result of increased consumption of E85 fuel.  E85 fuel is a blend of 70% to 85% ethanol and gasoline.  According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 47 million gallons in 2025. The demand for E85 is largely driven by flexible fuel vehicle penetration of the US vehicle fleet, the retail price of E85 compared to regular gasoline and the availability of E85 at retail stations.  In the U.S., there are currently about 6 million flexible fuel vehicles capable of operating on E85 and automakers have indicated plans to produce an estimated 2 million more flexible fuel vehicles per year.  In addition, Ford and General Motors have recently begun national campaigns to promote ethanol and flexible fuel vehicles.  Because flexible fuel vehicles can operate on both ethanol and gasoline, if the price of regular gasoline falls below E85, demand for E85 will decrease as well. In addition, gasoline stations offering E85 are relatively scarce. As of October 2006, just over 940 of the country’s 170,000 gas stations offered E85 as an alternative to ordinary gasoline (National Ethanol Vehicle Coalition, October 6, 2006). The Energy Policy Act of 2005 established a tax credit of 30% for infrastructure and equipment to dispense E85.  This tax credit became effective in 2006 and is expected to encourage more retailers to offer E85 as an alternative to regular gasoline. The tax credit, unless renewed, will expire December 31, 2010.

On October 5, 2006, Underwriters Laboratories (“UL”) suspended authorization for manufacturers to use UL Markings on components for fuel-dispensing devices that specifically reference compatibility with alcohol-

blended fuels that contain greater than 15% ethanol.  Published studies on ethanol indicate that, in higher concentrations, it may have significantly enhanced corrosive effects versus traditional gasoline.  While there have been no documented reports of corrosion for UL Listed or Recognized components used with E85, Underwriters Laboratories is suspending authorization to use the UL Mark on components used in dispensing devices that will dispense any alcohol-blended fuels containing over 15% alcohol until updated certification requirements are established and the effected components have been found to comply with them.  The lack of a UL seal for filling station pumps carrying E85 means that some of these stations may be violating fire codes, and that new stations intending to install E85 systems may need waivers from local or state fire marshals.  It is the decision of each authority having jurisdiction as to whether existing E85 dispensing equipment is allowed to remain in service or is taken out of service until additional supporting information is received.  Underwriters Laboratories has not set a deadline for creating standards that could lead to certification, which could result in the closure of some existing E85 fueling stations and delay in opening others.

Our Competition

We will be in direct competition with numerous other ethanol producers, many of whom have greater resources than we do. We also expect that additional ethanol producers will continue to enter the market if the demand for ethanol continues to increase.  Ethanol is a commodity product, like corn, which means our ethanol plant competes with other ethanol producers on the basis of price and, to a lesser extent, delivery service.  We believe we compete favorably with other ethanol producers due to our proximity to ample grain supplies and multiple modes of transportation.  In addition, we believe our plant’s location offers an advantage over other ethanol producers in that it has ready access by rail to growing ethanol markets, which reduces our cost of sales.

According to the Renewable Fuels Association, the ethanol industry has grown to approximately 109 production facilities in the United States with current estimates current domestic ethanol production at approximately 5.28 billion gallons as of December 2006.  As reported by the Iowa Renewable Fuels Association, excluding our Plant, Iowa currently has 24 ethanol plants with the capacity to produce nearly 1.6 billion gallons annually.  In addition, there are 9 ethanol plants under construction or expansion in Iowa that will add over 600 million gallons of annual capacity.  There are also numerous other producer and privately owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  The largest ethanol producers include Abengoa Bioenergy Corp., ADM, ASAlliances Biofuels, LLC, Aventine Renewable Energy, Inc., Cargill, Inc., The Andersons, US Bio Energy and VeraSun Energy Corporation, all of which are each capable of producing more ethanol than we expect to produce.  ADM, our ethanol marketer, is currently the largest ethanol producer in the U.S. and controls a significant portion of the ethanol market.

The following table identifies most of the ethanol producers in the United States along with their production capacities.

COMPANY	LOCATION	FEEDSTOCK	Current Capacity (mgy)	Under Construction/ Expansions (mgy)
Abengoa Bioenergy Corp.	York, NE	Corn/milo	55
	Colwich, KS		25
	Portales, NM		30
	Ravenna, NE			88
Aberdeen Energy*	Mina, SD	Corn		100
Absolute Energy, LLC*	St. Ansgar, IA	Corn		100
ACE Ethanol, LLC	Stanley, WI	Corn	41
Adkins Energy, LLC*	Lena, IL	Corn	40
Advanced Bioenergy	Fairmont, NE	Corn		100
AGP*	Hastings, NE	Corn	52
Agra Resources Coop. d.b.a. EXOL*	Albert Lea, MN	Corn	40	8
Agri-Energy, LLC*	Luverne, MN	Corn	21

Alchem Ltd. LLLP	Grafton, ND	Corn	10.5
Al-Corn Clean Fuel*	Claremont, MN	Corn	35	15
Amaizing Energy, LLC*	Denison, IA	Corn	40
Archer Daniels Midland	Decatur, IL	Corn	1,070	275
	Cedar Rapids, IA	Corn
	Clinton, IA	Corn
	Columbus, NE	Corn
	Marshall, MN	Corn
	Peoria, IL	Corn
	Wallhalla, ND	Corn/barley
Arkalon Energy, LLC	Liberal, KS	Corn		110
ASAlliances Biofuels, LLC	Albion, NE	Corn		100
	Linden, IN	Corn		100
	Bloomingburg, OH	Corn		100
Aventine Renewable Energy, LLC	Pekin, IL	Corn	100	57
	Aurora, NE	Corn	50
Badger State Ethanol, LLC*	Monroe, WI	Corn	48
Big River Resources, LLC*	West Burlington, IA	Corn	52
Blue Flint Ethanol	Underwood, ND	Corn		50
Bonanza Energy, LLC	Garden City, KS	Corn/milo		55
Broin Enterprises, Inc.*	Scotland, SD	Corn	11
Bushmills Ethanol, Inc.*	Atwater, MN	Corn	40
Cardinal Ethanol	Harrisville, IN	Corn		100
Cargill, Inc.	Blair, NE	Corn	85
	Eddyville, IA	Corn	35
Cascade Grain	Clatskanie, OR	Corn		108
Center Ethanol Company	Sauget, IL	Corn		54
Central Indiana Ethanol, LLC	Marion, IN	Corn		40
Central MN Ethanol Coop*	Little Falls, MN	Corn	21.5
Central Wisconsin Alcohol	Plover, WI	Seed corn	4
Chief Ethanol	Hastings, NE	Corn	62
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	45
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	33
Corn, LP*	Goldfield, IA	Corn	50
Cornhusker Energy Lexington, LLC	Lexington, NE	Corn	40
Corn Plus, LLP*	Winnebago, MN	Corn	44
Dakota Ethanol, LLC*	Wentworth, SD	Corn	50
DENCO, LLC	Morris, MN	Corn	21.5
E3 Biofuels	Mead, NE	Corn		24
East Kansas Agri-Energy, LLC*	Garnett, KS	Corn	35
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5
Ethanol2000, LLP*	Bingham Lake, MN	Corn	32
Frontier Ethanol, LLC	Gowrie, IA	Corn	60
Front Range Energy, LLC	Windsor, CO	Corn	40
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	50	50
Global Ethanol/Midwest Grain Processors	Lakota, IA	Corn	95

	Riga, MI	Corn		57
Golden Cheese Company of California*	Corona, CA	Cheese whey	5
Golden Grain Energy, LLC*	Mason City, IA	Corn	60	50
Golden Triangle Energy, LLC*	Craig, MO	Corn	20
Grain Processing Corp.	Muscatine, IA	Corn	20
Granite Falls Energy, LLC*	Granite Falls, MN	Corn	52
Great Plains Ethanol, LLC*	Chancellor, SD	Corn	50
Green Plains Renewable Energy	Shenandoah, IA	Corn		50
	Superior, IA	Corn		50
Hawkeye Renewables, LLC	Iowa Falls, IA	Corn	105
	Fairbank, IA	Corn	115
Heartland Corn Products*	Winthrop, MN	Corn	35
Heartland Grain Fuels, LP*	Aberdeen, SD	Corn	9
	Huron, SD	Corn	12	18
Heron Lake BioEnergy, LLC	Heron Lake, MN	Corn		50
Holt County Ethanol	O’Neill, NE	Corn		100
Horizon Ethanol, LLC	Jewell, IA	Corn	60
Husker Ag, LLC*	Plainview, NE	Corn	26.5
Illinois River Energy, LLC	Rochelle, IL	Corn		50
Indiana Bio-Energy	Bluffton, IN	Corn		101
Iowa Ethanol, LLC*	Hanlontown, IA	Corn	50
Iroquois Bio-Energy Company, LLC	Rensselaer, IN	Corn		40
James Valley Ethanol, LLC	Groton, SD	Corn	50
KAAPA Ethanol, LLC*	Minden, NE	Corn	40
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6
Levelland/Hockley County Ethanol, LLC	Levelland, TX	Corn		40
Lincolnland Agri-Energy, LLC*	Palestine, IL	Corn	48
Lincolnway Energy, LLC*	Nevada, IA	Corn	50
Liquid Resources of Ohio	Medina, OH	Waste Beverage	3
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	52
Merrick & Company	Golden, CO	Waste beer	3
MGP Ingredients, Inc.	Pekin, IL	Corn/wheat starch	78
	Atchison, KS
Michigan Ethanol, LLC	Caro, MI	Corn	50
Mid America Agri Products/Wheatland	Madrid, NE	Corn		44
Mid-Missouri Energy, Inc.*	Malta Bend, MO	Corn	45
Midwest Renewable Energy, LLC	Sutherland, NE	Corn	25
Millennium Ethanol	Marion, SD	Corn		100
Minnesota Energy*	Buffalo Lake, MN	Corn	18
Missouri Ethanol	Laddonia, MO	Corn	45
Missouri Valley Renewable Energy, LLC*	Meckling, SD	Corn		60
NEDAK Ethanol	Atkinson, NE	Corn		44
New Energy Corp.	South Bend, IN	Corn	102
North Country Ethanol, LLC*	Rosholt, SD	Corn	20
Northeast Biofuels	Volney, NY	Corn		114
Northeast Missouri Grain, LLC*	Macon, MO	Corn	45

Northern Lights Ethanol, LLC*	Big Stone City, SD	Corn	50
Northstar Ethanol, LLC	Lake Crystal, MN	Corn	52
Northwest Renewable, LLC	Longview, WA	Corn		55
Otter Creek Ethanol, LLC*	Ashton, IA	Corn	55
Otter Tail Ag Enterprises	Fergus Falls, MN	Corn		57.5
Pacific Ethanol	Madera, CA	Corn	35
	Boardman, OR	Corn		35
Panda Energy	Hereford, TX	Corn/milo		100
Panhandle Energies of Dumas, LP	Dumas, TX	Corn/Grain Sorghum		30

Parallel Products	Louisville, KY	Beverage waste	5.4
	R. Cucamonga, CA
Patriot Renewable Fuels, LLC	Annawan, IL	Corn		100
Permeate Refining	Hopkinton, IA	Sugars & starches	1.5
Phoenix Biofuels	Goshen, CA	Corn	25
Pinal Energy, LLC	Maricopa, AZ	Corn		55
Pine Lake Corn Processors, LLC*	Steamboat Rock, IA	Corn	20
Pinnacle Ethanol, LLC	Corning, IA	Corn		60
Prairie Ethanol, LLC	Loomis, SD	Corn	60
Prairie Horizon Agri-Energy, LLC	Phillipsburg, KS	Corn	40
Premier Ethanol	Portland, IN	Corn		60
Pro-Corn, LLC*	Preston, MN	Corn	42
Quad-County Corn Processors*	Galva, IA	Corn	27
Red Trail Energy, LLC	Richardton, ND	Corn		50
Redfield Energy, LLC *	Redfield, SD	Corn		50
Reeve Agri-Energy	Garden City, KS	Corn/milo	12
Renew Energy	Jefferson Junction, WI	Corn		130
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	25	40
Siouxland Ethanol, LLC	Jackson, NE	Corn		50
Sioux River Ethanol, LLC*	Hudson, SD	Corn	50
Southwest Iowa Renewable Energy, LLC *	Council Bluffs, IA	Corn		110
Sterling Ethanol, LLC	Sterling, CO	Corn	42
Summit Ethanol	Leipsic, OH	Corn		60
Tall Corn Ethanol, LLC*	Coon Rapids, IA	Corn	49
Tate & Lyle	Loudon, TN	Corn	67	38
	Ft. Dodge, IA	Corn		105
The Andersons Albion Ethanol LLC	Albion, MI	Corn	55
The Andersons Clymers Ethanol, LLC	Clymers, IN	Corn		110
The Andersons Marathon Ethanol, LLC	Greenville, OH	Corn		110
Trenton Agri Products, LLC	Trenton, NE	Corn	40
United WI Grain Producers, LLC*	Friesland, WI	Corn	49
US Bio Albert City	Albert City, IA	Corn		100
US Bio Woodbury	Woodbury, MI	Corn	45
US Bio Hankinson	Hankinson, ND	Corn		100
US Bio Ord	Ord, NE			50
US Bio Platte Valley	Central City , NE		100
US Bio Dyersville	Dyersville, IA			100

U.S. Energy Partners, LLC (White Energy)	Russell, KS	Milo/wheat starch	48
Utica Energy, LLC	Oshkosh, WI	Corn	48
VeraSun Energy Corporation	Aurora, SD	Corn	230	330
	Ft. Dodge, IA	Corn
	Charles City, IA	Corn
	Welcome, MN	Corn
	Hartely, IA	Corn
Voyager Ethanol, LLC*	Emmetsburg, IA	Corn	52
Western Plains Energy, LLC*	Campus, KS	Corn	45
Western Wisconsin Renewable Energy, LLC*	Boyceville, WI	Corn	40
White Energy	Hereford, TX	Corn/Milo		100
Wind Gap Farms	Baconton, GA	Brewery waste	0.4	0
Renova Energy	Torrington, WY	Corn	5
Xethanol BioFuels, LLC	Blairstown, IA	Corn	5	35
Yuma Ethanol	Yuma, CO	Corn		40
Total Current Capacity at 109 ethanol biorefineries			5,281.4
Total Under Construction (57)/Expansions (8)				4,857.5
Total Capacity			10,138.9
* locally-owned		Renewable Fuels Association Last Updated December 13, 2006

Competition from Alternative Ethanol Production Methods

Alternative ethanol production methods are continually under development. New ethanol products or methods of ethanol production developed by larger and better-financed competitors could provide them competitive advantages and harm our business.

Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum - especially in the Midwest. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Additionally, the enzymes used to produce cellulose-based ethanol have recently become less expensive.   Furthermore, the Department of Energy and the President have recently announced support for the development of cellulose-based ethanol, including a $160 million Department of Energy program for pilot plants producing cellulose-based ethanol.  Several large companies, including Iogen Corporation, Abengoa, Royal Dutch Shell Group, Goldman Sachs Group, Dupont and Archer Daniels Midland, have all indicated that they are interested in research and development in this area.  In addition, Xethanol Corporation has stated plans to convert a six million gallon per year plant in Blairstown, Iowa to implement cellulose-based ethanol technologies after 2007.  Broin Companies has also announced plans to expand Voyager Ethanol in Emmetsburg, Iowa to include cellulose to ethanol commercial production.

Although current technology is not sufficiently efficient to be competitive on a large-scale, a recent report by the U.S. Department of Energy entitled “Outlook for Biomass Ethanol Production and Demand” indicates that new conversion technologies may be developed in the future. If an efficient method of collecting biomass for ethanol production and producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert the Plant into a plant which will use cellulose-based biomass to produce ethanol.  As a result, it is possible we could be unable to produce ethanol as cost-effectively as cellulose-based producers.

Competition with Ethanol Imported from Other Countries

Ethanol production is also expanding internationally.  Brazil has long been the world’s largest producer and exporter of ethanol; however, since 2005, US ethanol production slightly exceeded Brazilian production. Ethanol is produced more cheaply in Brazil than in the United States because of the use of sugarcane, a less expensive raw material alternative to corn. However, in 1980, Congress imposed a tariff on foreign produced ethanol to make it more expensive than domestic supplies derived from corn.  This tariff was designed to protect the benefits of the federal tax subsidies for United States farmers.  In December 2006, legislation was passed in both the U.S. House of Representatives and U.S. Senate to extend the $0.54 per gallon tariff beyond its current expiration in December 2007 through 208. We do not know the extent to which the volume of imports would increase or the effect on U.S. prices for ethanol if the tariff is not renewed.

Ethanol imports from 24 countries in Central America and the Caribbean Islands are exempted from this tariff under the Caribbean Basin Initiative. Under the terms of the Caribbean Basin Initiative, exports from member nations are capped at 7.0% of the total United States production from the previous per year (with additional exemptions from ethanol produced from feedstock in the Caribbean region over the 7.0% limit). However, as total production in the United States grows, the amount of ethanol produced from the Caribbean region and sold in the United States will also grow, which could impact our ability to sell ethanol.

Competition from Alternative Fuels

Our Plant also competes with producers of other gasoline additives having similar octane and oxygenate values as ethanol, such as producers of MTBE, a petrochemical derived from methanol that costs less to produce than ethanol.  Although currently the subject of several state bans, many major oil companies can produce MTBE and because it is petroleum-based, its use is strongly supported by major oil companies.

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

A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean burning gaseous fuels.  Like ethanol, the emerging fuel cell industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns.  Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions.  If the fuel cell and hydrogen industries continue to expand and gain broad acceptance and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively.  This additional competition could reduce the demand for ethanol, which would negatively impact our profitability.

Distillers Grains Competition

Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains.  According to the Renewable Fuels Association approximately 9 million metric tons of distillers grains were produced by ethanol plants in 2005.  With the exception of our distillers grains that are marketed nationally by CSC, we took advantage of our proximity to local livestock producers by marketing the bulk of our distillers grains locally in 2006.  However, the amount of distillers grains produced is expected to increase significantly as the number of ethanol plants increase which will increase competition in the distillers grains market in our area.  As a result, we may be forced to dry more of our distillers grains for marketing by CSC rather than directly selling in the local markets if excess capacity in the local markets occurs.  In addition, our distillers grains compete with other livestock feed products such as soybean meal, corn gluten feed, dry brewers grain and mill feeds.

Research and Development

We do not conduct any research and development activities associated with the development of new technologies for use in producing ethanol, distillers grains or corn oil.

Costs and Effects of Compliance with Environmental Laws

We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant.  We have obtained all of the necessary permits to operate the Plant including, air pollution construction permits, a pollutant discharge elimination system general permit, storm water discharge permits, a water withdrawal permit, and an alcohol fuel producer’s permit.  In addition, we have completed a spill prevention control and countermeasures plan.  In addition, prior to the anticipated start date of construction for our Plant expansion, we were required to obtain a Title V emissions permit prior.  In September 2006, we received our Title V permit and we commenced construction of the Plant expansion in October 2006.  Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.

We are subject to ongoing environmental regulations and testing.  The plant passed emissions testing in December 2003 and we received renewed operating permits in April 2004.  Final permitting was granted by the regulatory agency in November 2005.  We are required by federal regulations to conduct a Relative Accuracy Test Audit (RATA) once per 12-month period.  We passed the RATA testing in February 2006.  In 2006, our costs of environmental compliance were approximately $78,000.

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

The government’s regulation of the environment changes constantly.  It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses.  It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol.  For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry.  Furthermore, plant operations likely will be governed by the Occupational Safety and Health Administration (“OSHA”).  OSHA regulations may change such that the costs of the operation of the plant may increase.  Any of these regulatory factors may result in higher costs or other materially adverse conditions affecting our operations, cash flows and financial performance.

Employees

As of September 30, 2006, we had a total of 35 full-time employees.  We have 28 full-time employees in ethanol production operations and 7 full-time employees in general management and administration.  As the expansion of the Plant progresses, we anticipate hiring approximately 10 additional employees.

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

Risks Relating to Our Business

We have a limited operating history and our business may not be as successful as we anticipate.  We began our business in 2000 and commenced production of ethanol at our plant in April 2003.  Accordingly, we have a limited operating history from which you can evaluate our business and prospects.  Our operating results could fluctuate significantly in the future as a result of a variety of factors, including those discussed through out these risk factors.  Many of these factors are outside our control.  As a result of these factors, our operating results may not be indicative of future operating results and you should not rely on them as indications of our future performance.  In addition, our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in rapidly evolving markets, such as the ethanol market, where supply and demand may change significantly in a short amount of time.  Some of these risks relate to our potential inability to:

•                  effectively manage our business and operations;

•                  recruit and retain key personnel;

•                  successfully maintain our low-cost structure as we expand the scale of our business;

•                  manage rapid growth in personnel and operations;

•                  develop new products that complement our existing business; and

•                  successfully address the other risks described throughout this prospectus.

If we cannot successfully address these risks, our business, future results of operations and financial condition may be materially adversely affected, and we may continue to incur operating losses in the future.

Our business is not diversified.  Our success depends largely upon our ability to profitably operate our ethanol plant.  We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol, distillers grains and corn oil.  If economic or political factors adversely affect the market for ethanol, we have no other line of business to fall back on if the ethanol business declines. Our business would also be significantly harmed if its ethanol plant could not operate at full capacity for any extended period of time.

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

The spread between ethanol and corn prices can vary significantly and we do not expect the spread to remain at recent high levels.  Corn costs significantly impact our cost of goods sold.  Our gross margins are principally dependent upon the spread between ethanol and corn prices.  Recently, the spread between ethanol and corn prices has been at historically high level, due in large part to high oil prices.  However, this spread has reduced as corn prices have increased dramatically since August 2006.  Any further reduction in the spread between ethanol and corn prices, whether as a result of higher corn prices or lower ethanol prices, would adversely affect our results of operations and financial condition.

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

The price of ethanol has recently been much higher than its 10-year average. We do not expect these prices to be sustainable as supply from new and existing ethanol plants increases to meet increased demand. Increased production of ethanol may lead to lower prices. The increased production of ethanol could have other adverse effects. For example, the increased production could lead to increased supplies of co-products from the production of ethanol, such as distillers grains. Those increased supplies could outpace demand, which would lead to lower prices for those co-products. Also, the increased production of ethanol could result in increased demand for corn. This could result in higher prices for corn and corn production creating lower profits.  There can be no assurance as to the price of ethanol or distillers grains in the future. Any downward changes in the price of ethanol and/or distillers grains may result in less income which would decrease our revenues and profitability.

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

Operational difficulties at our Plant could negatively impact our sales volumes and could cause us to incur substantial losses.  Our operations are subject to labor disruptions, unscheduled downtime and other operational hazards inherent in our industry, such as equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents and natural disasters.  Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties.  Our insurance may not be adequate to fully cover the potential operational hazards described above or we may not be able to renew this insurance on commercially reasonable terms or at all.

Moreover, our Plant may not operate as planned or expected. Our Plant has a specified nameplate capacity which represents the production capacity specified in the applicable design-build agreement.  We recently entered into an agreement with Fagen, Inc. to expand our name-plate capacity to 92 million gallons per year.  We expect Fagen, Inc. to test the capacity of the Plant following completion of the expansion.  But based on our prior experience, we generally expect our Plant to produce in excess of its nameplate capacity.  The operation of our Plant is and will be, however, subject to various uncertainties relating to our ability to implement the necessary process improvements required to achieve these increased production capacities. As a result, our Plant may not produce ethanol and distillers grains at the levels we expect.  In the event our Plant does not run at its nameplate or our increased expected capacity levels, our business, results of operations and financial condition may be materially adversely affected.

Disruptions to infrastructure, or in the supply of fuel, natural gas or water, could materially and adversely affect our business. Our business depends on the continuing availability of rail, road, port, storage and distribution infrastructure. Any disruptions in this infrastructure network, whether caused by labor difficulties, earthquakes, storms, other natural disasters or human error or malfeasance or other reasons, could have a material adverse effect on our business.  We rely upon third-parties to maintain the rail lines from our plants to the national rail network, and any failure on their part to maintain the lines could impede our delivery of products, impose additional costs on us and could have a material adverse effect on our business, results of operations and financial condition.

Our business also depends on the continuing availability of raw materials, including fuel and natural gas. The production of ethanol, from the planting of corn to the distribution of ethanol to refiners, is highly energy-intensive.  Significant amounts of fuel and natural gas are required for the growing, fertilizing and harvesting of corn, as well as for the fermentation, distillation and transportation of ethanol and the drying of distillers grains.  A serious disruption in supplies of fuel or natural gas, or significant increases in the prices of fuel or natural gas, could significantly reduce the availability of raw materials at our Plant, increase our production costs and could have a material adverse effect on our business, results of operations and financial condition.

Our Plant also requires a significant and uninterrupted supply of water of suitable quality to operate.  If there is an interruption in the supply of water for any reason, we may be required to halt production at our Plant. If production is halted at our Plant for an extended period of time, it could have a material adverse effect on our business, results of operations and financial condition.

Competition for qualified personnel in the ethanol industry is intense and we may not be able to hire and retain qualified personnel to operate our Plant.  Our success depends in part on our ability to attract and retain competent personnel, which can be challenging in a rural community. For the operation of our Plant, we have hired qualified managers, engineers, operations and other personnel.  Competition for both managers and plant employees in the ethanol industry is intense, and we may not be able to maintain qualified personnel.  If we are unable to maintain productive and competent personnel or hire qualified replacement personnel, our operations may be adversely affected, the amount of ethanol we produce may decrease and we may not be able to efficiently operate our Plant and execute our business strategy.

Technological advances could significantly decrease the cost of producing ethanol or result in the production of higher-quality ethanol, and if we are unable to adopt or incorporate technological advances into our operations, our Plant could become uncompetitive or obsolete. We expect that technological advances in the processes and procedures for processing ethanol will continue to occur.  It is possible that those advances could make the processes and procedures that we utilize at our Plant less efficient or obsolete, or cause the ethanol we produce to be of a lesser quality.  Advances and changes in the technology of ethanol production are expected to occur.  Such advances and changes may make the ethanol production technology installed in our plant less desirable or obsolete.  These advances could also allow our competitors to produce ethanol at a lower cost than us.  If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our Plant to become uncompetitive or completely obsolete.  If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our ethanol production remains competitive.  Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures.  We cannot guarantee or assure you that third-party licenses will be available or, once obtained, will continue to be available on commercially reasonable terms, if at all.  These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income.

Ethanol production methods are also constantly advancing. Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum - especially in the Midwest.   However, the current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass such as agricultural waste, forest residue and municipal solid waste. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas that are unable to grow corn. Another trend in ethanol production research is to produce ethanol through a chemical process rather than a fermentation process, thereby significantly increasing the ethanol yield per pound of feedstock. Although current technology does not allow these production methods to be competitive, new technologies may develop that would allow these methods to become viable means of ethanol production in the future. If we are unable to adopt or incorporate these advances into our operations, our cost of producing ethanol could be significantly higher than those of our competitors, which could make our Plant obsolete.

In addition, alternative fuels, additives and oxygenates are continually under development. Alternative fuel additives that can replace ethanol may be developed, which may decrease the demand for ethanol.  It is also possible that technological advances in engine and exhaust system design and performance could reduce the use of oxygenates, which would lower the demand for ethanol and our business, results of operations and financial condition may be materially adversely affected.

Risks Related to Our Expansion Strategy

We give no assurances that we will be able to implement our expansion strategy as planned or at all.  We are currently constructing an expansion of our current production capacity of 52 million gallons annually to 92 million gallons annually.  The cost of the expansion is expected to be approximately $73,000,000, which will be financed using both a portion of our cash and additional debt to fully capitalize the expansion.  The use of cash to finance these expenditures could impact our ability to make future distributions to our members.  We executed a debt financing commitment letter to finance this construction with our current lender, First National Bank of Omaha, however, we have not executed definitive loan documents for this financing.  If we are unable to complete negotiation and execute definitive loan document with First National Bank of Omaha for any reason, we may be forced to abandon our expansion plans.

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

In addition to our Plant expansion, we are studying the feasibility of developing and constructing a new ethanol plant near Akron, Iowa in Plymouth County, or participating in the Akron plant project some capacity.   Such participation may take the form of a partnership or joint venture or minority investment.  Partnerships and joint ventures typically involve restrictions on actions that the partnership or joint venture may take without the approval of the partners. As a minority investor, we may not have any control over the actions of the business.  However, we have not yet determined how or if we will pursue the opportunities presented by the Akron plant and there is no assurance that if we determine to pursue the Akron plant that we will be successful.

Development of the Akron plant or participation in some capacity will involve numerous risks, any of which could harm our business, including but not limited to:

•                  difficulties in obtaining sufficient financing for the Akron plant;

•                  difficulties in obtaining the numerous regulatory approvals and permits required to construct and operate the Akron plant;

•                  difficulties in obtaining engineering and construction contracts for the design and construction of the Akron plant;

•                  difficulties in integrating the operations, technologies, products, existing contracts, accounting processes and personnel of the Akron plant and realizing the anticipated synergies of the combined businesses;

•                  diversion of financial and management resources from existing operations;

•                  the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity; and

•                  potential loss of key employees, customers and strategic alliances from either our current business or the new business venture.

The failure to successfully evaluate and otherwise adequately address the risks associated with development of the Akron Plant could have a material adverse effect on our business, results of operations and financial condition.

If the Plant expansion costs more than we expect, the expansion may be unprofitable.  The total cost of the expansion project is estimated to be $73,000,000, of which we will pay Fagen, Inc. $47,860,000 pursuant to our design-build agreement with Fagen, Inc. for the design and construction of this expansion, subject to any mutually agreed-upon adjustments made in accordance with the general conditions of the agreement and subject to a credit for any amounts previously paid to Fagen Engineering, LLC for engineering performed pursuant to the Phase I and Phase II Engineering Services Agreement. There is no assurance that there will not be design changes or cost overruns associated with the expansion of the plant. In addition, shortages of steel could affect the final cost and final completion date of the project.  Any significant increase in the estimated construction cost of the expansion may make the expansion too expensive to complete or unprofitable to operate because our revenue stream may not be able to adequately support the increased cost and expense attributable to increased construction costs.

Construction delays could increase our costs.  Construction of the expansion began in October 2006 and is expected to be completed in the latter part of 2007 or early 2008; however, construction projects often involve construction delays due to weather conditions, or other events that delay the construction schedule. In addition, Fagen, Inc.’s involvement in the construction of a number of other plants while constructing our plant could cause delays in our construction schedule. Also, any changes in interest rates or the credit environment or any changes in political administrations at the federal, state or local level that result in policy change towards ethanol, could also cause construction and operation delays. If it takes longer to construct the expansion than we anticipate, it may substantially increase our costs, which could have a material adverse effect on our results of operations and financial condition.

Defects in Plant expansion construction could impair our ability to produce ethanol and its co-products.  There is no assurance that defects in materials and/or workmanship in the plant expansion will not occur.  Under the terms of the design-build agreement with Fagen, Inc., Fagen, Inc. warrants that the material and equipment furnished to build the plant will be new, of good quality, and free from material defects in material or workmanship at the time of delivery.  Though the expansion design-build agreement requires Fagen, Inc. to correct all defects in material or workmanship for a period of one year after substantial completion of the expansion, material defects in material or workmanship may still occur.  Such defects could significantly impair operations of the plant or cause us to interrupt or discontinue the plant’s operation. Interrupting or discontinuing plant operations could materially affect our ability to generate sufficient cash flow to cover our costs and force us to terminate our business.

Risks Related to Ethanol Industry

Overcapacity within the ethanol industry could cause an oversupply of ethanol and a decline in ethanol prices.  Excess capacity in the ethanol industry would have an adverse impact on our results of operations, cash flows and general financial condition.  Excess capacity may also result or intensify from increases in production capacity coupled with insufficient demand.  If the demand for ethanol does not grow at the same pace as increases in supply, we would expect the price for ethanol to decline.  If excess capacity in the ethanol industry occurs, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs.

We expect to operate in a competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably.  There is significant competition among ethanol producers with numerous producer and privately owned ethanol plants planned and operating throughout the United States.  The number of ethanol plants being developed and constructed in the United States continues to increase at a rapid pace. The recent passage of the Energy Policy Act of 2005 included a renewable fuels mandate that we expect will further increase the number of domestic ethanol production facilities.  The largest ethanol producers include Abengoa Bioenergy Corp., ADM, Aventine Renewable Energy, Inc., Cargill, Inc., The Andersons, US Bio Energy and VeraSun Energy Corporation, all of which are each capable of producing more ethanol than we expect to produce.  In 2005, ADM announced its plan to add approximately 500 million gallons per year of additional ethanol production capacity in the United States.  ADM is currently the largest ethanol producer in the U.S. and controls a significant portion of the ethanol market. ADM’s plan to produce an additional 500 million gallons of ethanol per year will strengthen its position in the ethanol industry and cause a significant increase in domestic ethanol supply.  If the demand for ethanol does not grow at the same pace as increases in supply, we expect that lower prices for ethanol will result which may adversely affect our ability to generate profits and our financial condition.

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

Certain countries can export ethanol to the United States duty-free, which may undermine the ethanol production industry in the United States.  Imported ethanol is generally subject to a $0.54 per gallon tariff and a 2.5% ad valorem tax that was designed to offset the $0.51 per gallon ethanol subsidy available under the federal excise tax incentive program for refineries that blend ethanol in their fuel. There is a special exemption from the tariff for ethanol imported from 24 countries in Central America and the Caribbean islands which is limited to a total of 7.0% of United States production per year. In December 2006, legislation was passed by the U.S. House of Representatives and U.S. Senate to extend the $0.54 per gallon tariff beyond its current expiration in December

2007 through 2008. We do not know the extent to which the volume of imports would increase if the tariff is not renewed.

In addition the North America Free Trade Agreement countries, Canada and Mexico, are exempt from duty.  Imports from the exempted countries have increased in recent years and are expected to increase further as a result of new plants under development. In particular, the ethanol industry has expressed concern with respect to a new plant under development by Cargill, Inc., the fifth largest ethanol producer in the United States, in El Salvador that would take the water out of Brazilian ethanol and then ship the dehydrated ethanol from El Salvador to the United States duty-free. Brazil is currently the world’s second largest producer and largest exporter of ethanol. In Brazil, ethanol is produced primarily from sugarcane, which is also used to produce food-grade sugar.  Since production costs for ethanol in Brazil are estimated to be significantly less than what they are in the United States, the import of the Brazilian ethanol duty-free through El Salvador or another country exempted from the tariff may negatively impact the demand for domestic ethanol and the price at which we sell our ethanol.

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

The expansion of domestic ethanol production in combination with state bans on MTBE and/or state renewable fuels standards may place strains on related infrastructure such that our ethanol cannot be marketed and shipped to blending terminals that would otherwise provide us the best cost advantages.  If the volume of ethanol shipments continues to increase and blenders switch from MTBE to ethanol, there may be weaknesses in infrastructure such that our ethanol cannot reach its target markets. Substantial development of infrastructure by persons and entities outside our control will be required for our operations, and the ethanol industry generally, to grow.  Areas requiring expansion include, but are not limited to:

•                  additional rail capacity to meet the expanding volume of ethanol shipments;

•                  additional storage facilities for ethanol;

•                  increases in truck fleets capable of transporting ethanol within localized markets;

•                  expansion of and/or improvements to refining and blending facilities to handle ethanol instead of MTBE;

•                  growth in the fleet of flexible fuel vehicles capable of using E85 fuel.

The expansion of the above infrastructure may not occur on a timely basis, if at all, our operations could be adversely affected by infrastructure disruptions.  In addition, lack of or delay in infrastructure expansion may result in an oversupply of ethanol on the market, which could depress ethanol prices and negatively impact our financial performance.

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

Loss of or ineligibility for favorable tax benefits for ethanol production could hinder our ability to operate at a profit and reduce the value of your investment in us. The ethanol industry and our business are assisted by various federal ethanol tax incentives, including those included in the Energy Policy Act of 2005. The provision of the Energy Policy Act of 2005 likely to have the greatest impact on the ethanol industry is the creation of a 7.5 billion gallon Renewable Fuels Standard (RFS). The RFS will begin at 4 billion gallons in 2006, 4.7 billion gallons in 2007, increasing to 7.5 billion gallons by 2012. The RFS helps support a market for ethanol that might disappear without this incentive. The elimination or reduction of tax incentives to the ethanol industry could reduce the market for ethanol, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol. If the federal tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for ethanol will result, which could depress ethanol prices and negatively impact our financial performance.

Another important provision involves an expansion in the definition of who qualifies as a small ethanol producer. Historically, small ethanol producers were allowed a 10-cents per gallon production income tax credit on up to 15 million gallons of production annually. The size of the plant eligible for the tax credit was limited to 30 million gallons. Under the Energy Policy Act of 2005 the size limitation on the production capacity for small ethanol producers increases from 30 million to 60 million gallons. However, upon completion of the plant expansion, we do not anticipate qualifying for this tax credit as our anticipated annual production of 92 million gallons will exceed the size limitation.

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

ITEM 2.                    PROPERTIES.

We own the general partnership interest in LSCP, which owns the Plant.  The Plant is located on an approximately 80-acre rural site that is located approximately two miles east of the City of Marcus, Iowa and approximately one mile north of Iowa State Highway 3.  The plant’s address is 4808 F Avenue, Marcus, Iowa 51035.  The plant grinds approximately 18 million to 19 million bushels of corn per year to produce approximately 52 million gallons of ethanol.  The original construction of the plant was completed in 2003 and consists of the following buildings:

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

In July 2005, we completed an expansion to the plant which enabled us to increase our ethanol production from 40 million to 52 million gallons per year.  This plant expansion included an additional fermenter, slurry tank, additional water treatment equipment, liquefaction tank, molecular sieves and additions to the process building, which will accommodate the additional fermenter and shop area.  We also installed additional drier controls and maintenance system software in fiscal year 2005.

In addition in October 2005, we completed the installation of a corn oil segregation unit which separates corn oil from the distillers grains during the ethanol production process.  In May 2006, we commenced expansion of our grain handling facilities and remodeling of our existing grain silos.  On August 1, 2006, we purchased approximately eight acres of land west of the Marcus plant along the north side of the railroad tracks to accommodate the Plant expansion.  In October 2006, we commenced construction of a second expansion of the Plant’s production capacity which will enable us to increase our ethanol production to 92 million gallons per year by adding 40 million gallons annually.

All of our tangible and intangible property, real and personal, serves as the collateral for the debt financing with First National Bank of Omaha, which is described below under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness.”

ITEM 3.                    LEGAL PROCEEDINGS.

From time to time in the ordinary course of business, we or LSCP may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes.  We are not currently involved in any material legal proceedings, directly or indirectly, and we are not aware of any claims pending or threatened against us or any of the directors that could result in the commencement of legal proceedings.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the fourth quarter of 2006.

PART II

ITEM 5.                    MARKET FOR MEMBERSHIP UNITS AND RELATED MEMBER MATTERS AND ISSUER PURCHASES OF MEMBERSHIP UNITS.

Market Information

There is no established trading market for our membership units.

However, we have established a Unit Trading Bulletin Board, a private online matching service, in order to facilitate trading among our members. The Unit Trading Bulletin Board has been designed to comply with federal tax laws and IRS regulations establishing a “qualified matching service,” as well as state and federal securities laws. Our Unit Trading Bulletin Board consists of an electronic bulletin board that provides a list of interested buyers with a list of interested sellers, along with their non-firm price quotes. The Unit Trading Bulletin Board does not automatically affect matches between potential sellers and buyers and it is the sole responsibility of sellers and buyers to contact each other to make a determination as to whether an agreement to transfer units may be reached. We do not become involved in any purchase or sale negotiations arising from our Unit Trading Bulletin Board and have no role in effecting the transactions beyond approval, as required under our operating agreement, and the issuance of new certificates. We do not give advice regarding the merits or shortcomings of any particular transaction. We do not receive, transfer or hold funds or securities as an incident of operating the Unit Trading Bulletin Board. We do not receive any compensation for creating or maintaining the Unit Trading Bulletin Board. In advertising our qualified matching service, we do not characterize Little Sioux as being a broker or dealer or an exchange. We do not use the Unit Trading Bulletin Board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements.

There are detailed timelines that must be followed under the Unit Trading Bulletin Board Rules and Procedures with respect to offers and sales of membership units. All transactions must comply with the Unit Trading Bulletin Board Rules, our operating agreement, and are subject to approval by our board of directors. The Unit Trading Bulletin Board Rules are available on our website, www.littlesiouxcornprocessors.com.

The following table contains historical information by quarter for the past two years regarding the trading of units:

Quarter	Low Price	High Price	Average Price	# of Units Traded
July 1 – Sept 30 2006	$6,500	$6,500	$6,500	8
Apr 1 – June 30 2006	$3,600	$6,355	$5,253	25
Jan 1 – March 31 2006	$3,250	$3,250	$3,250	10
Oct 1 – Dec 31 2005	$2,250	$2,250	$2,250	10
July 1 – Sept 30 2005	$2,500	$2,500	$2,500	25
Apr 1 – June 30 2005	$2,300	$2,500	$2,476	68
Jan 1 – March 31 2005	$—	$—	$—	—
Oct 1 – Dec 31 2004	$1,375	$1,375	$1,375	5

As a limited liability company, Little Sioux is required to restrict the transfers of its membership units in order to preserve its partnership tax status. Our membership units may not be traded on any established securities market or readily trade on a secondary market (or the substantial equivalent thereof). All transfers are subject to a determination that the transfer will not cause Little Sioux to be deemed a publicly traded partnership.

Unit Holders

As of the date of filing of this report, the Company had 10,941 Class A membership units issued and outstanding and a total of 689 Class A membership unit holders.  There is no other class of membership unit issued or outstanding.

Distributions

Distributions are payable at the discretion of our board of directors, subject to the provisions of the Iowa Limited Liability Company Act and our operating agreement. Distributions to our unit holders are also subject to certain loan covenants and restrictions that require us to make additional loan payments based on excess cash flow.  These loan covenants and restrictions are described in greater detail under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness.” LSCP may distribute a portion of the net profits generated from plant operations to it owners.  As an owner of LSCP, we receive distributions in proportion to our equity ownership in LSCP.  We may distribute a portion of our net profits received from LSCP to our unit holders in proportion to the number of units held by each unit holder.  A unit holder’s distribution is determined by dividing the number of units owned by such unit holder by the total number of units outstanding.  Our unit holders are entitled to receive distributions of cash or property if and when a distribution is declared by our board of directors.  Our Class A directors have complete discretion over the timing and amount of distributions to our unit holders, however, our operating agreement requires the Class A directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion.  However, there can be no assurance as to the ability of Little Sioux to declare or pay distributions in the future or that past distributions (described below) will be indicative of future distributions.

2006 Distributions

On January 17, 2006 our Board of Directors, acting as general partner of LSCP, approved a total cash distribution of $15,361,000 from LSCP to all limited partners of record as of January 17, 2006.  At January 17, 2006, we owned 60.1539% of the limited partnership units of LSCP.  Accordingly, Little Sioux received a cash distribution of $9,240,240. The distribution was made in February 2006.  On January 18, 2006, our Board of Directors approved a cash distribution of $842.34 per membership unit or a total of approximately $9,216,042 to Little Sioux’s unit holders of record as of January 17, 2006.

2005 Distributions

On January 18, 2005 our Board of Directors, acting as general partner of the Partnership, approved a total cash distribution of $4,000,000 from the Partnership to all limited partners of record as of January 18, 2005.  At January 18, 2005, we owned 60.1539% of the limited partnership units of the Partnership.  Accordingly the Company received a cash distribution of $2,406,156. The distribution was made in February 2005.  On January 18, 2005, our Board of Directors approved a cash distribution of $219.92 per membership unit or a total of approximately $2,406,144 to the Company’s unit holders of record as of January 18, 2005.

On March 15, 2005 our Board of Directors, acting as general partner of the Partnership, approved a total cash distribution of $3,000,000 from the Partnership to all limited partners of record as of March 15, 2005.  As a holder of 60.1539% of the limited partnership units of the Partnership, we received a cash distribution of $1,804,617.  On the same day, we approved a cash distribution of $159.96 per membership unit or a total of approximately $1,750,122 to the Company’s unit holders of record as of March 15, 2005.

On September 20, 2005 our Board of Directors, acting as general partner of the Partnership, approved a cash distribution of $1,581,000 from the Partnership to all limited partners of record as of September 20, 2005.  As a holder of 60.1539% of the limited partnership units of the Partnership, we received a cash distribution of $951,033.  On September 20, 2005, our Board of Directors approved a cash distribution of $78.24 per membership unit or a total of approximately $856,023 to the Company’s unit holders of record as of September 20, 2005.

ITEM 6.                    SELECTED FINANCIAL DATA.

The following table sets forth selected consolidated financial data of Little Sioux Corn Processors, LLC and our subsidiary, LSCP, LLLP for the periods indicated. The audited financial statements included in Item 8 of this report have been audited by our independent auditors, Boulay, Heutmaker, Zibell & Co., P.L.L.P.

Statement of Operations Data:	2006	2005	2004	2003(1)
Revenues	$113,785,666	$95,881,420	$85,540,934	$31,814,299

Cost of Goods Sold	$73,678,035	$65,257,086	$74,649,569	$27,462,227

Gross Margin	$40,107,631	$30,624,334	$10,891,365	$4,352,072

Selling, General and Administrative Expenses	$3,001,254	$2,634,802	$2,733,993	$2,660,909

Operating Income	$37,106,377	$27,989,532	$8,157,372	$1,691,163

Other Income (Expense)	$(118,637)	$(4,469,066)	$5,360,140	$5,300,716

Net Income Before Minority Interest	$36,987,740	$23,520,466	$13,517,512	$6,991,879

Minority Interest in Subsidiary Income	$14,775,906	$9,421,765	$5,663,681	$2,920,676

Net Income	$22,211,834	$14,098,701	$7,853,831	$4,071,203

Average Units Outstanding	10,941	10,941	10,941	10,941
Net Income Per Unit	$2,030.15	$1,288.61	$717.83	$372.11
Distributions Per Unit	$842.34	$458.12	$103.86	$-

Balance Sheet Data:	2006	2005	2004	2003(1)
Cash & Equivalents	$10,133,691	$14,135,954	$3,907,380	$536,483
Current Assets	$39,374,286	$26,748,278	$11,946,926	$8,048,340
Property & Equipment	$51,747,859	$50,128,437	$47,536,127	$48,797,341
Total Assets	$91,556,615	$77,162,356	$59,828,204	$57,308,872
Current Liabilities	$6,023,396	$10,692,316	$4,966,448	$4,951,852
Long Term Debt	$13,504,582	$16,092,315	$19,572,989	$28,157,443
Minority Interest	$28,864,721	$20,209,574	$14,207,003	$10,052,753
Members’ Equity	$43,163,916	$30,168,151	$21,081,764	$14,146,824
Book Value Per Unit	$3,945.15	$2,757.35	$1,926.86	$1,293.01

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

Overview

As general partner, we manage the business and day-to-day operations of the Partnership’s 52 million gallon per year ethanol plant in northwest Iowa.  In July 2005, we completed the expansion of our plant from an ethanol production capacity of 40 million gallons per year to 52 million gallons per year.  In October 2006, we commenced construction of a second expansion of the Plant’s production capacity which will enable us to increase our ethanol production to 92 million gallons per year by adding 40 million gallons annually.  We expect the increased capacity will increase our operating income as a result of increasing revenue and operating efficiencies.  However, we can not provide any guarantee that this second expansion will reduce our operating costs or increase our operating income.

Our revenues are derived from the sale and distribution of our ethanol and distillers grains throughout the continental United States.  Corn is supplied to us primarily from local agricultural producers and from purchases of corn on the open market. After processing the corn, ethanol is sold to ADM, which subsequently markets and sells the ethanol to gasoline blenders and refineries located throughout the continental United States.  The price that we receive from the sale of ethanol to ADM is based upon the price that ADM receives from the sale to its customers, minus a marketing fee. Except distillers grains we sell directly to local farmers, our distillers grains are sold through Commodity Specialist Company which markets and sells the product to livestock feeders.  For our distillers grains, we receive a percentage of the selling price actually received by CSC in marketing the distillers grains to its customers.  We market and sell our corn oil to regional wholesalers.  Presently, the end use of our corn oil is in the livestock industry.  In the long term, our corn oil could be marketed for human consumption; however, the feasibility of market penetration as human food is unknown at this time as corn oil extraction in dry milling is relatively new and suitability for human consumption has not yet been determined.

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

Results of Operations

Comparison of Fiscal Years  Ended September 30, 2006 and 2005.

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our consolidated statements of operations for the fiscal years ended September 30, 2006 and 2005:

	2006		2005
Income Statement Data	Amount	%	Amount	%
Revenues	$113,785,666	100.0	$95,881,420	100.0

Cost of Goods Sold	$73,678,035	64.8	$65,257,086	68.1

Gross Margin	$40,107,631	35.2	$30,624,334	31.9

Operating Expenses	$3,001,254	2.6	$2,634,802	2.7

Operating Income	$37,106,377	32.6	$27,989,532	29.2

Other Income (Expense)	$(118,637)	(0.1)	$(4,469,066)	(4.7)

Net Income Before Minority Interest	$36,987,740	32.5	$23,520,466	24.5

Minority Interest in Subsidiary Income	$14,775,906	13.0	$9,421,765	9.8

Net Income	$22,211,834	19.5	$14,098,701	14.7

Revenues

The increase in revenues from fiscal year 2006 compared to fiscal year 2005 is due primarily to an increase in the price we received for our ethanol.  Net gallons of denatured ethanol sold in fiscal 2006 increased approximately 8% over fiscal 2005.  The average per gallon price we received for our ethanol sold for 2006 increased approximately 14% compared to the twelve months ended September 30, 2005.  Sales of co-products decreased by approximately 4% in 2006 compared to co-products sales in 2005 due to a reduction in the average selling price for these co-products.

Due to a number of factors, including the higher price of petroleum gasoline and seasonal demand, ethanol prices remained high during fiscal 2006.  We believe the favorable prices are primarily due to high demand for ethanol, created by a number of factors, including the declining use of MTBE as an oxygenate, the high price of gasoline, which encourages voluntary blending, and the growing recognition of ethanol as an alternative energy source.  However, ethanol prices began to trend lower during September 2006 and the fourth calendar quarter of 2006 due to a number of factors, including the lower price of petroleum gasoline and a drop in seasonal demand.  We believe this trend will continue into 2007 until peak driving season begins in the summer.  While ethanol prices were lower late in the fourth quarter of 2006 than at end of our fiscal year quarter, they are still higher than the historical average.  However, we cannot guarantee that the price of ethanol will not significantly decrease due to factors beyond our control.

With respect to distillers grains, we believe that prices will remain at or near their currently low and stable levels due to the increasing number of ethanol production facilities commencing operations.  We expect revenues from the sale of distiller grains should remain relatively consistent with 2006.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues were 64.8% and 68.1% for the twelve months ended September 30, 2006 and 2005, respectively.  The decrease in our cost of goods sold as a percentage of revenues from period to period is primarily due to the increase in revenue during a stable corn market.  Revenues increased approximately 18.7% for the twelve months ended September 30, 2006 compared to the twelve months ended September 30, 2005, however our corn costs increased only approximately 6.3% for this same time period.  This benefit was partially offset by our increased natural gas costs.  For the twelve months ended September 30, 2006, our natural gas costs increased approximately 88.4% compared to the twelve months ended September 30, 2006.  However, the impact of the increased natural gas costs is less than the impact of adverse changes to ethanol prices and corn costs.

Corn costs significantly impact our cost of goods sold.  As of November 9, 2006, United States Department of Agriculture’s National Agricultural Statistics Service projected the 2006 national corn production at approximately 10.7 billion bushels, which would be the third largest corn crop on record, and Iowa production at 2.0 billion bushels.  However, despite the large 2006 corn crop, corn prices have increased sharply since August 2006.  Additionally, due to increased exposure of ethanol, corn is now being viewed as an “energy commodity” as opposed to strictly a “grain commodity,” contributing to the upward pressure on corn prices.  A recent USDA report entitled “World Agricultural Supply and Demand Estimates” (December 11, 2006), states that U.S. corn prices could increase in year 2007 to as much as $3.30 per bushel or more. We expect corn prices to remain at historically high price levels well into 2007, which could significantly impact our cost of goods sold.

Natural gas has recently been available only at prices exceeding historical averages. Historically, natural gas prices in the $5/mmbtu range were considered high.   These prices are increasing our costs of production.  Though natural gas prices have decreased somewhat during the fourth calendar quarter of 2006, we expect natural gas prices to remain high or elevated given the unpredictable market situation.  This could increase our gas costs substantially, which will increase our cost of goods sold and may cause our net income to decrease.

The increase in our cost of goods sold was impacted by changes in the fair value of our derivative instruments.  Our cost of goods sold includes a gain of $1,311,000 for fiscal year 2006 related to our derivative instruments, compared to a loss of $2,697,000 for fiscal year 2005.  We recognize the gains or losses that result from the changes in the value of our derivative instruments in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating Expenses

Our operating expenses, as a percentage of revenue, remained consistent at approximately 2.6% and 2.7% for fiscal year 2006 and 2005 respectively.  Our operating expense amounts have remained fairly level from period to period.  Although we can give no assurances, the plant expansion may increase our operating efficiency which would maintain or lower our operating expenses as a percentage of our revenues.

Operating Income

Our income from operations for fiscal year 2006 totaled $37,106,377 compared to $27,989,532 for fiscal year 2005.  This was a result of the increase in sales revenue for fiscal year 2006 combined with the decrease in cost of goods sold as a percentage of revenues for the same period.  We expect the additional expansion of our Plant’s production capacity by an additional 40 million gallons annually will increase our annual operating income as a result of an increase in revenue and operating efficiency.  There is no assurance, however, that the expansion will reduce our operating costs or increase our operating income.  Our expansion projections are based upon our historical operating costs and historical revenues and there is no guarantee or assurance that our past financial performance can accurately predict future results especially in connection with expansion.  In addition, the expansion may present additional challenges and risks that negatively impact our future financial performance.

Other Income and Expense

Our other income and expense for the twelve months ended September 30, 2006 was an expense of $118,637 compared to an expense of $4,469,066 for the twelve months ended September 30, 2005.  This reduction in expenses was a resulted from a settlement of a dispute with ADM that was recorded in fiscal 2005.

Our CCC Bioenergy payments were $92,857 for the twelve months ended September 30, 2005 compared to $172,850 for the twelve months ended September 30, 2005.  Income from the United States Department of Agriculture’s Commodity Credit Corporation Bioenergy Program during 2006 was significantly less than the amount we were eligible for based on our increases in production.  This reduction was attributed to increased participation by ethanol producers, decreased funding, and a termination of the program on June 30, 2006.

At September 30, 2005, and during the first fiscal quarter of 2006, we were involved in a dispute with ADM regarding the actual price ADM is required to pay for all the ethanol it purchased from LSCP under the ethanol marketing agreement.  The dispute arose over ADM’s claimed failure to include its gains and losses from gasoline index hedges in calculating the price ADM is to pay to LSCP, which resulted in an overpayment for all the ethanol purchased by ADM from LSCP since the inception of the ethanol marketing agreement through September 30, 2005. After engaging independent accountants to review ADM’s claimed overpayment, on February 17, 2006, we entered into a settlement agreement with ADM in resolution of this dispute. Under the terms of the settlement agreement, both parties agreed to release and discharge each other from any and all claims relating to the inclusion of gains and losses from gasoline index hedges in calculating the price ADM is to pay LSCP under the ethanol marketing agreement through September 30, 2005.  In addition, as consideration for the release of claims by ADM, we agreed to pay a single cash payment of approximately $3.9 million to ADM upon execution of the settlement agreement.

Comparison of Fiscal Years  Ended September 30, 2005 and 2004.

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our consolidated statements of operations for the fiscal years ended September 30, 2005 and 2004:

	2005		2004
Income Statement Data	Amount	%	Amount	%
Revenues	$95,881,420	100.0	$85,540,934	100.0

Cost of Goods Sold	$65,257,086	68.1	$74,649,569	87.3

Gross Profit	$30,624,334	31.9	$10,891,365	12.7

Operating Expenses	$2,634,802	2.7	$2,733,993	3.2

Operating Income	$27,989,532	29.2	$8,157,372	9.5

Other Income (Expense)	$(4,469,066)	(4.7)	$5,360,140	6.3

Net Income Before Minority Interest	$23,520,466	24.5	$13,517,512	15.8

Minority Interest in Subsidiary Income	$9,421,765	9.8	$5,663,681	6.6

Net Income	$14,098,701	14.7	$7,853,831	9.2

Revenues

The increase in revenues from fiscal year 2005 compared to fiscal year 2004 is due primarily to an increase in the price we received for our ethanol in 2005.  The average per gallon price we received for our ethanol sold for 2005 increased approximately 12% compared to the twelve months ended September 30, 2004.  We sold approximately the same quantity of ethanol in 2005 as compared 2004.  Sales of co-products increased by approximately 7% in 2005 compared to co-products sales in 2004 due to a more favorable sales mix of wet and dry distillers grains sold.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues were 68.1% and 83.3% for the twelve months ended September 30, 2005 and 2004 respectively.  The decrease in our cost of goods sold from period to period was primarily due to our reduced corn costs.  Our average per bushel price we paid for our corn decreased approximately 34% for the twelve months ended September 30, 2005 compared to the twelve months ended September 30, 2004.  Our cost of goods sold also includes a loss of $2,697,000 for fiscal year 2005 related to our derivative instruments, down from a loss of $3,851000 for fiscal year 2004.

Operating Expenses

Our operating expenses as a percentage of revenue were approximately 2.7% and 3.2% for fiscal year 2005 and 2004 respectively.  This reduction was primarily due to our increased revenues.  Our operating expense amounts have remained fairly level from period to period.  Although we can give no assurances, the plant expansion may increase our operating efficiency which would maintain or lower our operating expenses as a percentage of our revenues.

Operating Income

Our income from operations for fiscal year 2005 totaled $27,989,532 compared to $8,157,372 for fiscal year 2004.  This was a result of the increase in sales revenue for fiscal year 2005 combined with the decrease in cost of goods sold for the same period.

Other Income and Expense

Our other income and expense for the twelve months ended September 30, 2005 was an expense of $4,469,066 compared to income of $5,360,140 for the twelve months ended September 30, 2004.  This resulted from lower CCC Bio-Energy payments and a settlement of the above-described dispute with ADM.  We recorded the $3.9 million settlement as a loss as of September 30, 2005 in other income (expense).

Plant Operations and Expansion

We plan to continue to operate the ethanol plant for the next 12 months. During fiscal year 2006, we commenced a plant expansion which when completed, will increase the ethanol production capacity of our plant by 40 million gallons to 92 million gallons annually.

On May 1, 2006, McCormick Construction Company, Inc. (“McC Inc.”) commenced construction of an expansion of the grain handling facilities and modification of existing grain silos.  In exchange for these services, we have agreed to pay McC Inc., a lump sum of $5,673,025.  We anticipate that the expansion of the grain handling facilities will be substantially complete by May 1, 2007 and the remodeling of the existing grain silos will be substantially complete by September 1, 2007.

On July 17, 2006, we engaged McC Inc. to expand our dried distillers grains storage building.  In exchange for these additional services, we have agreed to pay McC Inc., a lump sum of $936,000.  We anticipate that the expansion of the dried distillers grains storage building will be substantially complete by September 1, 2007.

On July 10, 2006, we entered into an agreement with Fagen Engineering, LLC, an affiliate of Fagen, Inc., to perform the electrical design services for our expansion of the grain handling facilities, modification of our existing grain silos and expansion of our distillers grains storage building.  In exchange for its services, we have agreed to pay Fagen Engineering, LLC $265,079 plus certain reimbursable expenses.

On August 1, 2006, we purchased approximately eight acres of land west of the Marcus plant along the north side of the railroad tracks to accommodate the Plant expansion.  The purchase price of the land was approximately $58,000.

On September 26, 2006, we entered into a design-build agreement with Fagen, Inc., for the construction of the expansion.  Fagen, Inc. will design and build the plant expansion using ICM, Inc., technology. As part of the design-build agreement, we also entered into a limited License Agreement with ICM, Inc. to use the technology and information in the design and construction of the plant expansion.  Under the terms of the design-build agreement, we will pay Fagen, Inc. $47,860,000 for the design and construction of the Plant’s expansion, subject to any mutually agreed-upon adjustments made in accordance with the general conditions of the agreement and subject to a credit for any amounts previously paid to Fagen Engineering, LLC for engineering performed pursuant to the Phase I and Phase II Engineering Services Agreement.  Fagen, Inc. commenced construction of the second expansion in October 2006 and we currently expect the expansion will be completed sometime in late 2007 or early 2008.  However, there is no assurance or guarantee that construction will stay on schedule or that we will be able to operate at expanded production by our anticipated completion date

We estimate that the total cost of the expansion project will be $73,000,000, of which we will pay $47,860,000 to Fagen, Inc. for the design and construction of the expansion, subject to any mutually agreed-upon adjustments made in accordance with the general conditions of the agreement and subject to a credit for any amounts previously paid to Fagen Engineering, LLC for engineering performed pursuant to the Phase I and Phase II Engineering Services Agreement. The total expansion project cost is a preliminary estimate and we expect it will change as we continue to gather information relating to the expansion.

We expect to finance the 40 million per year expansion using both a portion of our cash and additional debt to finance the required capital expenditure.  We do not expect to seek additional equity from our members to fund this expansion.  On April 10, 2006, we entered into a Eleventh Amendment to Construction Loan Agreement with First National Bank of Omaha to obtain interim financing to finance the expansion of the grain handling facilities and modification of existing grain silos.  We are in the process of negotiating the terms for debt financing for our second Plant expansion with our current lender, First National Bank of Omaha.  While the loan agreements have not been executed, we have signed a commitment letter that provides for a expansion construction loan of $73,000,000 and increases our existing operating line credit/letters of credit facility from $3,500,000 to $5,000,000.  If we are unable to complete negotiation and execute definitive loan document with First National Bank of Omaha for any reason, we may be forced to abandon our expansion plans.  For additional information regarding our expansion debt financing commitment, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness, Expansion Debt Financing.”

Management anticipates that the Plant will continue to operate at or above name-plate capacity of 52 MGY for the next twelve months.  This current expansion will be completed while the current facility remains in production.  However, the Plant may be shut down from time to time over the next 12 months to incorporate expansion improvements.

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

After completion of the second expansion, our total operating costs are expected to increase because of the increase in our production capacity.  We expect to offset the increase in operating costs by increased ethanol revenues, however, a variety of market factors can affect both operating costs and revenues.  These factors include:

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

Development of Akron Ethanol Plant

In addition to expansion of the Plant, we are studying the feasibility of developing and constructing a new 110 million gallon per year ethanol plant near Akron, Iowa in Plymouth County, or participating in some capacity.  However, we have not yet determined how or if we will continue to pursue the opportunities presented by the Akron plant and there is no assurance that if we determine to pursue the Akron plant that we will be successful.  For additional risks associated with development of the Akron plant, see “Risks Relating to Our Expansion Strategy - We give no assurances that we will be able to implement our expansion strategy as planned or at all.”

In connection with our study of the opportunities in Akron, we have obtained two options for the real estate which we expect will make up the primary Akron plant site.  On June 19, 2006, we entered into a real estate option agreement with the Mary Frances Wohlenberg Trust, an unrelated party, granting us an option to purchase approximately 156 acres of land (the “Wohlenberg Site”).  The price of the option was $15,000.  Under the terms of the option agreement, we have the option to purchase the land for $15,000 per surveyed acre. This option expires on December 19, 2006, however we may extend the option to June 19, 2007 for an additional payment of $10,000. In the event we exercise this option, the option agreement allows us to apply the amounts paid for the option and extensions of the option towards the total purchase price for the land. If the option is not exercised after the specified date, the option agreement becomes null and void.  This option must be exercised together with our option on the adjacent Lias site (described below).

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

Critical Accounting Estimates

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

Derivative Instruments

We account for derivative instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives.  Certain contracts that literally meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales.  Normal purchases and normal sales are contracts that provide for the purchases or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that meet the requirements of normal are documented as normal and exempted from accounting and reporting requirements of SFAS No. 133.

In order to reduce the risk caused by market fluctuations of corn, natural gas, and interest rates, we enter into option, futures and swap contracts.  These contracts are used to fix the purchase price of our anticipated requirements of corn and natural gas in production activities and limit the effect of increases in interest rates.  The fair value of these contracts is based on quoted prices in active exchange-traded or over-the-counter markets.  The fair value of the derivatives is continually subject to change due to the changing market conditions.  We do not typically enter into derivative instruments other than for hedging purposes.  On the date the derivative instrument is entered into, we will designate the derivative as a hedge.  Changes in the fair value of a derivative instrument that is designated as, and meets all of the required criteria, for a cash flow or fair value hedge is recorded in accumulated other comprehensive income and reclassified into earnings as the hedged items affect earnings.  Changes in the fair value of a derivative instrument that is not designated as, and accounted for, as a cash flow or fair value hedge is recorded in current period earnings.  Although certain derivative instruments may not be designated as, and accounted for, as a cash flow or fair value hedge, they are effective economic hedges of specified risks.

Revenue Recognition

Revenue from the sale of our products is recognized at the time title of the goods and all risks of ownership transfer to the customers.  This generally occurs upon shipment to the customer or when the customer picks up the goods.  We record revenue from federal and state incentive programs related to the production of ethanol when we have sold the ethanol and completed all the requirements of the applicable incentive program.

Inventory

Inventory consists of raw materials, work in process, and finished goods.  Corn is the primary raw material and, along with other raw materials, is stated at the lower of average cost or market.  Finished foods consist of ethanol produced and DDGS, MWDGS, and corn oil, and are stated at the lower of first-in, first-out, (FIFO method) cost or market.

Property and Equipment

Property and equipment are stated at the lower of cost or estimated fair value.  Depreciation is computed by the straight –-line method over the following estimated useful lives:

Asset Description	Years
Land improvements	5 – 40
Buildings and improvements	7 – 40
Machinery and equipment	3 – 20
Office equipment and furnishings	3 – 10

Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.  The present value of capital lease obligations are classified as long-term debt and the related assets are included in equipment.  Amortization of equipment under capital lease is included in depreciation expense.

We review our property and equipment impairment whenever events indicate that the carrying amount of the asset may not be recoverable.  An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset.  An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value.

Liquidity and Capital Resources

Comparison of Fiscal Years ended September 30, 2006 and 2005

	Year ended September 30,
	2006	2005
Net cash from operating activities	$32,957,631	$34,093,417
Net cash used for investing activities	(18,423,815)	(7,409,870)
Net cash used for financing activities	(18,536,079)	(16,454,973)

Cash Flow From Operations.  The net cash flow provided from operating activities was consistent between 2006 and 2005.  The increase resulting from improved net income was offset by changes in derivative instruments, accounts payables and accrued expenses.  Our capital needs are being adequately met through cash from our operating activities and our current credit facilities.

Cash Flow From Investing Activities.  We used cash provided by operating activities for capital expenditures which totaled $6,439,043 for fiscal 2006 compared to $374,450 for fiscal 2005.   In addition, we used cash provided by operating activities for the purchase of short term investments which totaled $18,726,834 at September 30, 2006 compared to $6,987,420 at September 30, 2005.

Management estimates that approximately $1,000,000 in capital expenditures will be made in the next twelve months for general improvements to the Plant, all of which are expected to be financed from a portion of cash flows from operations and additional debt financing.

In October 2006, we commenced construction of a 40 million gallon per year expansion to our Plant.  The cost of the expansion is expected to be approximately $73,000,000, which will be financed using both a portion of our cash and additional debt to finance the required capital expenditure.  Our expansion projections are based upon our historical operating costs and historical revenues and there is no guarantee or assurance that our past financial performance can accurately predict future results especially in connection with expansion.  In addition, the expansion may cost more and may present additional challenges and risks that negatively impact our future financial performance.  We anticipate construction will be completed in late 2007 or early 2008.

Cash Flow From Financing Activities. We used cash to pay down our debt by $3,199,251 in fiscal 2006 compared to $8,023,465 in fiscal 2005.  Additionally, the total amount of cash we distributed to partners and members totaled $15,336,828 in 2006 compared to $8,431,508 in 2005

Comparison of Fiscal Years ended September 30, 2005 and 2004

The following table shows cash flows for 2005 and 2004:

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

Cash Flow From Investing Activities.  We used cash provided by operating activities as well as cash provided by a construction note totaling $5,400,000 for capital expenditures which totaled $5,774,450 in fiscal 2005 compared to $2,230,069 for fiscal 2004.

Cash Flow From Financing Activities. We used cash to pay down our debt by $8,023,465 in fiscal 2005 compared to $9,078,381 in fiscal 2005.  Additionally, the total amount of cash we distributed to partners and members totaled $8,431,508 in 2005 compared to $2,049,762 in 2004.

Indebtedness

Short-Term Debt Sources

We have a revolving promissory note of up to $3,500,000 with First National Bank of Omaha through March 2007.  The interest payable on the revolving promissory note is due monthly at the one month LIBOR plus 2.80%.  The revolving promissory note is our operating line of credit.  We pay a commitment fee of 0.125% on the unused portion of the line.  We did not have an outstanding balance at September 30, 2006 or 2005.  The maximum available credit under this note is based on receivable and inventory balances.  As the balances in these accounts fluctuate, the amount of available credit on this note may be reduced or increased subject to the maximum of $3,500,000.  The operating line of credit is subject to protective covenants requiring us to maintain various financial ratios.  The operating line of credit is secured by all business assets.

On April 10, 2006, we entered into an Eleventh Amendment to Construction Loan Agreement with First National Bank of Omaha. Under this amendment, First National Bank of Omaha agreed to loan us up to $5,673,025 of interim financing pursuant to a Bridge Note to finance the expansion of our grain handling facilities and modification of existing grain silos.  Our bridge loan is subject to all terms and conditions of our existing Construction Loan Agreement with First National Bank of Omaha, including the specific provisions regarding events of default and the granting of liens to secure our performance. In the event of default, First National Bank of Omaha may accelerate the due date of the bridge loan and declare all obligations immediately due and payable. During the term of the bridge loan, we agreed to pay interest only on a quarterly basis on the outstanding principal amount at a rate equal to the one-month LIBOR rate plus 280 basis points.

On October 1, 2006, the Bridge Note terminated.  No amounts have been drawn on this note as of September 30, 2006.  On October 27, 2006, we executed a commitment letter with First National Bank of Omaha for debt financing for our expansion.  Under the terms of the commitment letter, the bridge note will be paid from proceeds of the construction note.  For additional information regarding our expansion debt financing commitment, see below “Expansion Debt Financing.”

Long-Term Debt Sources

We have long-term debt financing consisting of three term notes held by First National Bank of Omaha and referred to as Term Notes #2, #3, and #4. At September 30, 2006, the principal balance on Term Note #2 was $11,308,363. Term Note #2 is payable in quarterly installments. Interest on Term Note #2 is at the three month LIBOR plus 2.80%, which totaled 8.20% as of September 30, 2006. Term Note #2 is payable in full on June 1, 2008. In order to achieve a fixed interest rate on Term Note #2, we entered into an interest rate swap which helps protect our exposure to increases in interest rates and the swap effectively fixes the interest rate on Term Note #2 at 5.79% until June 1, 2008.

At September 30, 2006, the principal balance on Term Note #3 was $5,090,129. Term Note #3 is payable in quarterly installments. Interest on Term Note #3 is at the three month LIBOR plus 2.80%, which totaled 8.20% as of June 30, 2006. Term Note #3 is payable in full on June 1, 2008.  As part of the financing agreement, we have agreed to pay an annual servicing fee of $50,000 for five years.  However, under our commitment letter with First National Bank of Omaha for our expansion debt financing, this annual servicing fee will be reduced to $30,000 beginning in the first quarter of 2007 and will be payable through 2012.

At September 30, 2006, there was no principal balance on Term Note #4. Term Note #4 is payable in quarterly installments. Interest on Term Note #4 is at the one month LIBOR plus 2.80%. Term Note #4 is payable in full on June 1, 2008. Term Note #4 allows borrowings up to the original principal of $5,000,000 to the extent of principal payments made until maturity and requires a commitment fee of 0.375% on any unused portion.

At September 30, 2006, the aggregate indebtedness represented by Term Notes #2, #3 and #4 was $16,398,492.

We have a capital lease obligation in the amount of $116,428 on which we initially pay monthly installments totaling $6,658, with an implicit interest rate of 3.67%. This obligation is secured by the leased equipment and runs through March 1, 2008.

We have a note in the amount of $97,222 payable to the Iowa Energy Center on which we pay monthly installments of $3,472 without interest. This note is secured by real estate, but is subordinated to the term notes. It matures on January 29, 2009.

We have a note with Farmers State Bank of Marcus, Iowa in the amount of $108,136 on which we pay monthly installments of $5,921, including interest at 6%. This note is secured by real estate, but is subordinated to the term notes. It matures on January 29, 2009.

We have a note totaling $178,500 payable to the Iowa Department of Economic Development on which we pay monthly installments of $1,167 without interest. This note is secured by all equipment and matures on July 1, 2009.

Expansion Debt Financing

We are in the process of negotiating the terms for debt financing for our second Plant expansion with our current lender, First National Bank of Omaha.  While the loan agreements have not been executed, we have signed a commitment letter that provides for a construction loan of $73,000,000 and increases our existing operating line of credit and letters of credit facility from $3,500,000 to $5,000,000. As provided in the commitment letter, during the construction period interest on the construction loan will be payable on a quarterly basis on the outstanding principal amount at a rate equal to the one-month LIBOR rate plus 310 basis points.  Following completion of the construction period, the construction note will be converted to a 5-year term note with quarterly payments of principal and interest on the outstanding principal amount at a rate equal to the three-month LIBOR rate plus 300 basis points.  The interest payable on the revolving operating line of credit and letters of credit facility will be due monthly at the one month LIBOR plus 2.80% and will be subject to a commitment fee of 1.75% per annum assessed against the letter of credit commitments.

Under the commitment letter, the terms and conditions of the expansion debt financing loans are similar to our existing credit facility with First National Bank, including the specific provisions regarding distributions to members, maintenance of deposit accounts, annual capital expenditures, certain financial loan covenants, pre-payment penalties, events of default and the granting of liens to secure our performance.  We will also be prohibited from making distributions to our members, however, LSCP will be allowed to distribute 40% of its net income to the limited partners after our lender has received audited financial statements for the fiscal year.

Contractual Obligations and Commercial Commitments

In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments.  The following tables provide information regarding our consolidated contractual obligations and commitments as of September 30, 2006:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years

Long-Term Debt Obligations	$16,898,778	$3,394,196	$13,504,582	$0	$0
Operating Lease Obligations	409,905	187,371	222,534	0	0
Purchase Obligations	66,306,619	65,775,127	531,492	0	0
Other Long-Term Liabilities	0	0	0	0	0
Total Contractual Cash Obligations	$83,615,302	$69,356,694	$14,258,608	$0	$0

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving promissory note and three term notes which bear variable interest rates.  Specifically, we have $16,398,492 outstanding in variable rate, long-term debt as of September 30, 2006.  The specifics of each note are discussed in greater detail in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness.”

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

Since the interest rate cap has expired, it had no value as of September 30, 2006.  At September 30, 2005, the fair value of the interest rate cap was $69,756, which was recorded as an asset with derivative instruments.  The interest rate cap was not designated as a cash flow hedge.  We charged interest expense with the loss on the interest rate cap of approximately $69,756 on the interest rate cap for the fiscal year 2006.  We offset interest expense with a gain of approximately $39,000 on the interest rate cap during fiscal 2005.  The Company charged interest expense with the loss on the interest rate cap of approximately $50,000 for the fiscal year ending September 30, 2004.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. At September 30, 2006 and September 30, 2005, the fair value of our derivative instruments for corn and natural gas is an asset in the amount of $4,356,698 and $496,853, respectively. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

We estimate that our expected corn usage is approximately 19 million bushels per year for the production of 52 million gallons of ethanol.  We have price protection in place for a portion of our expected corn usage for fiscal year 2007 and fiscal year 2008 using forward contracts, CBOT futures and options and Over-the-Counter option contracts.  As we move forward, additional protection may be necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  As we move forward, additional price protection may be required to solidify our margins into fiscal year 2007.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

To manage our natural gas price risk, we entered into a natural gas purchase agreement with our supplier to supply us with natural gas.  This purchase agreement fixes the price at which we purchase natural gas.  We estimate we have purchased a portion of our fall and winter 2006 and 2007 natural gas requirements utilizing both cash, futures and options contracts.  We may also purchase additional natural gas requirements for the 2007 calendar year as we attempt to further reduce our susceptibility to price increases.

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

A sensitivity analysis has been prepared to estimate our exposure to corn and natural gas price risk. The table presents the fair value of our derivative instruments as of September 30, 2006 and 2005 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices.  The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

Year Ended	Fair Value	Effect of Hypothetical Adverse Change— Market Risk
September 30, 2006	$4,356,698	$435,669
September 30, 2005	$496,853	$49,685

ITEM 8.                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and supplementary data are included beginning at page F-1 of this Report.

ITEM 9.                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Boulay, Heutmaker, Zibell & Co., P.L.L.P. has been our independent auditor since the Company’s inception and is the Company’s independent auditor at the present time.  The Company has had no disagreements with its auditors.

ITEM 9A.           CONTROLS AND PROCEDURES.

Our management, including our President and Chief Executive Officer (the principal executive officer), Stephen Roe, along with our Chief Financial Officer (the principal financial officer), Gary Grotjohn, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2006.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act  is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of September 30, 2006 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.           OTHER INFORMATION.

None.

PART III.

Pursuant to General Instruction G (3), we omit Part III, Items 10, 11, 12, 13, and 14 and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to a definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (September 30, 2006).

PART IV.

ITEM 15.             EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)                                   Financial Statements

An index to the financial statements included in this report appears at page F-1. The financial statements appear beginning at page F-2 of this Report.

(2)                                   Financial Statement Schedules

All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(3)                                   Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of the registrant.		Exhibit 2.1 to the registrant’s registration statement on Form 10-SB filed with the Commission on May 1, 2003
3.2	Third Amended and Restated Operating Agreement of the registrant	X
3.3	Certificate of Limited Partnership.		Exhibit 2.3 to the registrant’s registration statement on Form 10-SB filed with the Commission on May 1, 2003
3.4	Limited Partnership Agreement.		Exhibit 2.4 to the registrant’s registration statement on Form 10-SB filed with the Commission on May 1, 2003
10.1	Ethanol Marketing Agreement between Little Sioux Corn Processors, L.P. and Minnesota Corn Processors, L.L.C.*		Exhibit 6.1 to the registrant’s registration statement on Form 10-SB filed with the Commission on May 1, 2003
10.2	Assignment of Ethanol Marketing Agreement between Little Sioux Corn Processors, L.P. and Minnesota Corn Processors, L.L.C. to Archer Daniels Midland Company.		Exhibit 6.2 to the registrant’s registration statement on Form 10-SB filed with the Commission on May 1, 2003
10.3	Distillers Grain Marketing Agreement between Little Sioux Corn Processors, L.P. and Commodity Specialist Company*.		Exhibit 6.3 to the registrant’s registration statement on Form 10-SB filed with the Commission on May 1, 2003
10.4	Construction Loan Agreement dated July 25, 2002 by and between LSCP, L.P. and First National Bank of Omaha.		Exhibit 10.5 to the registrant’s Form 10-KSB filed with the Commission on December 29, 2003

10.5	First Amendment to Construction Loan Agreement dated April 29, 2003 by and between LSCP, L.P. and First National Bank of Omaha.		Exhibit 10.6 to the registrant’s Form 10-KSB filed with the Commission on December 29, 2003
10.6	Second Amendment to Construction Loan Agreement dated June 1, 2003 by and between LCSP, L.P. and First National Bank of Omaha.		Exhibit 10.7 to the registrant’s Form 10-KSB filed with the Commission on December 29, 2003
10.7	Third Amendment to Construction Loan Agreement dated June 23, 2003 by and between LCSP, L.P. and First National Bank of Omaha.		Exhibit 10.8 to the registrant’s Form 10-KSB filed with the Commission on December 29, 2003
10.8	Revolving Promissory Note dated June 23, 2003 between LSCP, L.P. and First National Bank of Omaha.		Exhibit 10.9 to the registrant’s Form 10-KSB filed with the Commission on December 29, 2003
10.9	Term Note #2 dated June 23, 2003 between LSCP, L.P. and First National Bank of Omaha.		Exhibit 10.10 to the registrant’s Form 10-KSB filed with the Commission on December 29, 2003
10.10	Term Note #3 dated June 23, 2003 between LSCP, L.P. and First National Bank of Omaha.		Exhibit 10.11 to the registrant’s Form 10-KSB filed with the Commission on December 29, 2003
10.11	Term Note #4 dated June 23, 2003 between LSCP, L.P. and First National Bank of Omaha.		Exhibit 10.12 to the registrant’s Form 10-KSB filed with the Commission on December 29, 2003
10.12	Agreement Between Owner and Design/Builder on the Basis of a Stipulated Price.		Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on February 14, 2005
10.13	Sixth Amendment to Construction Loan Agreement (Term Note #5).		Exhibit 10.2 to the registrant’s Form 10-Q filed with the Commission on February 14, 2005
10.14	LSCP, LLLP Deferred Bonus Compensation Plan.		Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on August 15, 2005
10.15	Settlement Agreement and Release of Claims between LSCP, LLLP and Archer Daniels Midland Company dated February 15, 2006.		Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on May 15, 2006
10.16	Standard Short Form Agreement between Owner and Contractor for Grain Handling Expansion and Existing Silo Modification dated January 25, 2006 with McCormick Construction Company, Inc.		Exhibit 10.2 to the registrant’s Form 10-Q filed with the Commission on May 15, 2006
10.17	Eleventh Amendment to Construction Loan Agreement dated March 30, 2006 with First National Bank of Omaha.		Exhibit 10.3 to the registrant’s Form 10-Q filed with the Commission on May 15, 2006
10.18	Electrical Design Services Agreement dated July 10, 2006 with Fagen Engineering, LLC.		Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on August 14, 2006
10.19	Change Order Agreement dated July 17, 2006 with McCormick Construction Company, Inc.		Exhibit 10.2 to the registrant’s Form 10-Q filed with the Commission on August 14, 2006
10.20	Lump Sum Design-Build Expansion Agreement dated September 20, 2006 with Fagen, Inc.*	X

14.1	Code of Ethics of Little Sioux Corn Processors, L.L.C. adopted December 18, 2003.		Exhibit 14.1 to the registrant’s Form 10-KSB filed with the Commission on December 29, 2003
21.1	Subsidiaries of the Registrant	X
24.1	Power of Attorney	X
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X

*Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 406 of the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITTLE SIOUX CORN PROCESSORS, L.L.C.

Date:	December 29, 2006	/s/ Stephen Roe
Stephen Roe
President and Chief Executive Officer (Principal Executive Officer)

Date:	December 29, 2006	/s/ Gary Grotjohn
Gary Grotjohn
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 29, 2006	/s/ Vince Davis**
Vince Davis, Director

Date: December 29, 2006	/s/ Daryl Haack**
Daryl Haack, Director

Date: December 29, 2006	/s/ Doug Lansink**
Doug Lansink, Director

Date: December 29, 2006	/s/ Ron Wetherell
Ron Wetherell, Chairman and Director

Date: December 29, 2006	/s/ Darrell Downs**
Darrell Downs, Director

Date: December 29, 2006	/s/ Myron Pingel
Myron Pingel, Vice Chairman and Director

Date: December 29, 2006	/s/ Tim Ohlson**
Tim Ohlson, Secretary and Director

Date: December 29, 2006	/s/ Verdell Johnson**
Verdell Johnson, Director

Date: December 29, 2006	/s/ Dale Arends**
Dale Arends, Director

**By:	/s/ Ron Wetherell
Ron Wetherell Attorney-in-Fact pursuant to a power of attorney

/s/ Myron Pingel
Myron Pingel Attorney-in-Fact pursuant to a power of attorney

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Little Sioux Corn Processors, LLC and Subsidiary
Marcus, Iowa

We have audited the accompanying consolidated balance sheet of Little Sioux Corn Processors, LLC and Subsidiary as of September 30, 2006 and 2005, and the related consolidated statements of operations, changes in members’ equity and accumulated other comprehensive income, and cash flows for the fiscal years ended September 30, 2006, 2005 and 2004.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Little Sioux Corn Processors, LLC and Subsidiary as of September 30, 2006 and 2005, and the results of their operations and their cash flows for the fiscal years ended September 30, 2006, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants

Minneapolis, Minnesota
December 27, 2006

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY
Consolidated Balance Sheet

	September 30	September 30
	2006	2005
ASSETS
Current Assets
Cash and equivalents	$10,133,691	$14,135,954
Short-term investments	18,726,834	6,987,420
Accounts receivable	2,655,454	2,703,324
Inventory	1,666,395	1,346,217
Derivative instruments	4,356,698	566,609
Prepaid expenses	1,835,214	1,008,754
Total current assets	39,374,286	26,748,278

Property and Equipment
Land and improvements	2,826,839	2,762,708
Plant buildings and equipment	57,971,654	55,146,210
Office buildings and equipment	213,928	335,392
	61,012,421	58,244,310
Less accumulated depreciation	13,649,392	8,829,771
	47,363,029	49,414,539
Construction in progress	4,384,830	713,898
Net property and equipment	51,747,859	50,128,437

Other Assets
Long-term investments	103,742	48,000
Land option and other	189,616	-
Deferred loan costs, net of accumulated amortization	141,112	237,641
Total other assets	434,470	285,641
Total Assets	$91,556,615	$77,162,356

See Notes to Consolidated Financial Statements

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY
Consolidated Balance Sheet

	September 30	September 30
	2006	2005
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Current maturities of long-term liabilities	$3,394,196	$4,005,714
Accounts payable	2,064,582	2,304,286
Accrued expenses	564,618	4,382,316
Total current liabilities	6,023,396	10,692,316

Long-Term Liabilities, net of current maturities	13,504,582	16,092,315

Minority Interest	28,864,721	20,209,574

Members’ Equity, 10,941 units issued and outstanding	43,163,916	30,168,151

Total Liabilities and Members’ Equity	$91,556,615	$77,162,356

See Notes to Consolidated Financial Statements

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY
Consolidated Statements of Operations

	Year Ended	Year Ended	Year Ended
	September 30	September 30	September 30
	2006	2005	2004
Revenues	$113,785,666	$95,881,420	$85,540,934
Cost of Goods Sold	73,678,035	65,257,086	74,649,569
Gross Margin	40,107,631	30,624,334	10,891,365
Selling, General, and Adminstrative Expenses	3,001,254	2,634,802	2,733,993
Operating Income	37,106,377	27,989,532	8,157,372
Other Income (Expense)
Interest income	835,980	158,761	7,557
Interest expense	(1,286,265)	(1,126,101)	(1,439,020)
Other income	331,648	(3,501,726)	6,791,603
Total other income (expense), net	(118,637)	(4,469,066)	5,360,140

Net Income Before Minority Interest	36,987,740	23,520,466	13,517,512
Minority Interest in Subsidiary Income	14,775,906	9,421,765	5,663,681
Net Income	$22,211,834	$14,098,701	$7,853,831
Net Income Per Unit - Basic and Diluted	$2,030.15	$1,288.61	$717.83
Distributions Per Unit - Basic and Diluted	$842.34	$458.12	$103.86

Weighted Average Units Outstanding-Basic and Diluted	10,941	10,941	10,941

See Notes to Consolidated Financial Statements

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY
Consolidated Statement of Changes in Members’ Equity and Accumulated Other Comprehensive Income

	Member Contributions	Retained Earnings	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)

Balance - September 30, 2003	$10,842,237	$3,522,028		$(217,441)

Net income		7,853,831	7,853,831

Distributions		(1,136,332)

Other comprehensive loss:
Less: reclassification adjustment for losses included in net income			217,441	217,441

Comprehensive income			$8,071,272

Balance - September 30, 2004	$10,842,237	$10,239,527		$—

Net income		14,098,701

Distributions		(5,012,314)

Balance - September 30, 2005	$10,842,237	$19,325,914		$—

Net income		22,211,834

Distributions		(9,216,069)

Balance - September 30, 2006	$10,842,237	$32,321,679		$—

See Notes to Consolidated Financial Statements

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	September 30	September 30	September 30
	2006	2005	2004
Operating Activities
Net income	$22,211,834	$14,098,701	$7,853,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,916,150	3,885,650	3,519,323
Minority interest in subsidiary’s income	14,775,906	9,421,765	5,663,681
Provision for losses on receivables	(20,000)	-	-
Loss on hedging activity	-	-	312,777
Change in operating assets and liabilities:
Restricted cash	-	2,730,481	(2,717,579)
Recievables	67,870	32,252	2,380,756
Inventory	(320,178)	738,387	(664,360)
Derivative instruments	(3,790,089)	(748,188)	638,192
Prepaid expenses	(826,460)	(519,869)	75,544
Accounts payable	(239,704)	363,135	578,272
Accrued expenses	(3,817,698)	4,091,103	(161,328)
Net cash provided by operating activities	32,957,631	34,093,417	17,479,109

Investing Activities
Proceeds from investments	10,869,891	-	-
Payments for investments	(22,665,047)	(7,035,420)	-
Capital expenditures	(6,439,043)	(374,450)	(2,230,069)
Land option and other	(189,616)	-	-
Net cash used in investing activities	(18,423,815)	(7,409,870)	(2,230,069)

Financing Activities
Net changes in short-term debt	-	(38,829)	(736,336)
Payments of long-term debt	(3,199,251)	(7,984,636)	(8,342,045)
Redemption of minority interest	-	-	(750,000)
Distribution paid to minority interest	(6,120,759)	(3,419,194)	(913,430)
Distribution paid to members	(9,216,069)	(5,012,314)	(1,136,332)
Net cash used in financing activities	(18,536,079)	(16,454,973)	(11,878,143)

Net increase in cash and equivalents	(4,002,263)	10,228,574	3,370,897

Cash and equivalents — Beginning of Period	14,135,954	3,907,380	536,483

Cash and equivalents — End of Period	$10,133,691	$14,135,954	$3,907,380

See Notes to Consolidated Financial Statements

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY
Consolidated Statements of Cash Flow

	Year Ended	Year Ended	Year Ended
	September 30	September 30	September 30
	2006	2005	2004
Supplemental Cash Flow Information
Cash paid for interest	$1,255,615	$1,102,945	$1,527,937
Construction in progress included in accounts payable	$-	$596,000
Equipment acquired through a construction note	$-	$5,400,000	$-
Reduction in property and equipment due to debt
Forgiveness	$-	$-	$90,000

See Notes to Consolidated Financial Statements

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2006 and 2005

Note 1:  Nature of Operations

The “Company” represents Little Sioux Corn Processors, LLC (the “LLC”) and its subsidiary LSCP, LLLP (“LSCP”).  The Company operates a 52 million gallon ethanol plant, located near Marcus, Iowa.   In July 2005, the Company completed its expansion, from a 40 million gallon plant to 52 million gallon plant.  The Company is currently in the process of expanding the plant from a 52 million gallon plant to a 92 million gallon plant, as described in Note 15.  The Company sells its production of ethanol, distiller’s grains with solubles, modified wet distillers grains with solubles and corn oil in the Continental United States.

Note 2:  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the LLC and its 60.15% owned subsidiary, LSCP.  All significant inter-company balances and transactions are eliminated in consolidation.

Minority Interest

Amounts recorded as minority interest on the balance sheet relate to the net investment by limited partners in LSCP plus or minus any allocation of income or loss of LSCP.  After giving effect to certain special allocations, income and losses of LSCP will be allocated to the partners based upon their respective percentage of partnership units held.  The minority interest share of the comprehensive income for the fiscal years ending September 30, 2006, 2005, and 2004, is $14,775,906, $9,421,765, and $5,663,681, respectively.

Minority interest has been classified on the accompanying balance sheet to reflect it as a separate line item rather than including it as part of equity.  This classification has no impact on net income or earnings per unit.

Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

The Company has an ethanol marketing agreement with ADM, a related party, whereby ADM purchases all of the Company’s ethanol. The Company agrees to pay ADM a fixed price per gallon for every gallon of ethanol produced by the Company and sold by ADM. The initial term is until April 2007 with renewal options thereafter in one-year increments.

Cash and Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash and equivalents.

The Company maintains its accounts primarily at two financial institutions.  At times throughout the year, the Company’s cash and equivalents balances, which include money market funds and debt instrument with a maturity of less than three months, may exceed amounts insured by the Federal Deposit Insurance Corporation.  At September 30, 2006, and September 30, 2005, such money market funds and debt instruments approximated $4,124,000 and

$11,779,000, respectively.  The Company does not believe it is exposed to any significant credit risk on cash and equivalents.

Restricted Cash

The Company is periodically required to maintain cash balances at its broker related to derivative instrument positions.

Investments

The Company includes in investments certain debt instruments with maturities greater than three months and marketable securities, both classified as “available for sale.”   The Company maintains marketable securities as part of the deferred compensation plan and classifies these amounts as long-term investments.  Accordingly, a corresponding liability has been recorded in accrued expenses.  Investments are carried at their estimated fair market value based on quoted mark prices.

Accounts Receivable

Credit terms are extended to customers in the normal course of business.  The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

Accounts receivable are recorded at their estimated net realizable value.  Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms.  Accounts considered uncollectible are written off.  The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any.  At September 30, 2006, the Company was of the belief that such amounts would be collectable and thus an allowance was not considered necessary.  At September 30, 2005, the Company had an allowance for doubtful accounts of $20,000.

Inventory

Inventory consists of raw materials, work in process, and finished goods.  Corn is the primary raw material and, along with other raw materials, is stated at the lower of average cost or market.  Finished foods consist of ethanol produced and DDGS, MWDGS, and corn oil, and are stated at the lower of first-in, first-out, (FIFO method) cost or market.

Property and Equipment

Property and equipment are stated at the lower of cost or estimated fair value.  Depreciation is computed by the straight-line method over the following estimated useful lives:

Asset Description	Years
Land improvements	5 — 40
Buildings and improvements	7 — 40
Machinery and equipment	3 — 20
Office equipment and furnishings	3 — 10

Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.  The present value of capital lease obligations are classified as long-term debt and the related assets are included in equipment.  Amortization of equipment under capital lease is included in depreciation expense.

The Company reviews its property and equipment impairment whenever events indicate that the carrying amount of the asset may not be recoverable.  An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset.  An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value.

Deferred Loan Costs

Costs associated with the issuance of the construction loan discussed in Note 7 are recorded as deferred loan costs, net of accumulated amortization.  Loan costs are amortized to operations over the life of term note #2 using the effective interest method.

Derivative Instruments

The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives.  Certain contracts that literally meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales.  Normal purchases and normal sales are contracts that provide for the purchases or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that meet the requirements of normal are documented as normal and exempted from accounting and reporting requirements of SFAS No. 133.

In order to reduce the risk caused by market fluctuations of corn, natural gas and interest rates, the Company enters into option, futures and swap contracts.  These contracts are used to fix the purchase price of the Company’s anticipated requirements of corn and natural gas in production activities and limit the effect of increases in interest rates.  The fair value of these contracts is based on quoted prices in active exchange-traded or over-the-counter markets.  The fair value of the derivatives is continually subject to change due to the changing market conditions.  The Company does not typically enter into derivative instruments other than for hedging purposes. On the date the derivative instrument is entered into, the Company will designate the derivative as hedge. Changes in the fair value of a derivative instrument that is designated as, and meets all of the required criteria, for a cash flow or fair value hedge is recorded in accumulated other comprehensive income and reclassified into earnings as the hedged items affect earnings. Changes the fair value of derivative instrument that is not designated as, and accounted for, as a cash flow or fair value hedge is recorded in current period earnings. Although certain derivative instruments may not be designated as, and accounted for, as a cash flow or fair value hedge, they are effective economic hedges of specified risks.

Benefit Plans

The Company has a 401(k) plan covering substantially all employees who meet specified age and service requirements.  Under this plan, the Company makes a matching contribution of up to 4% of the participants’ eligible wages.

The Company has a deferred compensation plan for certain employees providing supplemental benefits.  The Board may annually grant a discretionary deferred bonus under the plan to each participant in an amount up to twenty percent of each participant’s base salary for the prior calendar year.  Costs of the plan are recognized during the employee’s service period for the Company so that the benefits are accrued when payments begin.  Participants are fully vested six years after the grant date provided that the participant is employed full-time. Deferred compensation amounts are included in accrued expenses.

Income Taxes

The LLC and LSCP are treated as partnerships for federal and state income tax purposes and generally do not incur income taxes.  Instead, their earnings and losses are included in the income tax returns of the members and partners.  Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.  Differences between consolidated financial statement basis of assets and tax basis of assets is related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes.  In addition, the Company uses the modified accelerated cost recovery system method (MACRS) for tax depreciation instead of the straight-line method that is used for book depreciation, which also causes temporary differences.

Fair Value of Financial Instruments

The carrying value of cash and equivalents approximates their fair value.

The Company believes the carrying amount of derivative instruments approximates fair value based on quote market prices.

It is not currently practicable to estimate fair value of the line of credit and notes payable to the lending institution.  Because these agreements contain certain unique terms, conditions, covenants, and restrictions, as discussed in Notes 8 and 9, there are no readily determinable similar instruments on which to base an estimate of fair value.

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

Reclassifications

The presentation of certain items in the consolidated balance sheet for 2005 and consolidated statements of operations and cash flows for September 30, 2005 and 2004, has been changed to conform to the classifications used at September 30, 2006.  These reclassifications had no effect on members’ equity, net income, or cash flows previously reported.

Note 3.  Investments

The cost and fair value of the Company’s investments are as follows at September 30:

	2006
	Amortized Cost	Fair Value
Short-term investments
Certificates of deposit	$1,000,000	$1,000,000
Marketable securities — government notes and bonds	17,726,834	17,726,834
Total	18,726,834	18,726,834

Other investments
Marketable securities — government notes and bonds	103,742	103,742

Total investments	$18,830,576	$18,830,576

	2005
	Amortized Cost	Fair Value
Short-term investments
Certificates of deposit	$5,000,000	$5,000,000
Marketable securities — government notes and bonds	1,987,992	1,987,992
Total	6,987,992	6,987,992

Other investments
Marketable securities — government notes and bonds	48,000	48,000

Total investments	$7,035,992	$7,035,992

There were no material realized or unrealized gains or losses for fiscal 2006, 2005, or 2004.

Shown below are the amortized cost and estimated fair value of securities with fixed maturities at September 30, 2006, by contractual maturity dates.  Actual maturities may differ from contractual maturities because certain securities may retain early call or prepayment rights.

	Amortized Cost	Fair Value
Due within one year	$18,739,657	$18,739,657
Due after one year but within five years	90,919	90,919

Total investments	$18,830,576	$18,830,576

Note 4:  Inventory

Inventory is comprised of the following at:

	September 30, 2006	September 20, 2005
Raw materials	$1,001,783	$579,568
Work in process	364,036	437,872
Finished goods	300,576	328,777
Totals	$1,666,395	$1,346,217

Note 5: Derivative Instruments

At September 30, 2006 and September 30, 2005, the Company had recorded an asset for derivative instruments related to corn and natural gas option and futures positions of $4,356,698 and $496,853, respectively.  None of the positions open at September 30, 2006 were designated as cash flow or fair value hedges.  The Company has recorded a gain of approximately $1,311,000 in cost of goods sold for the twelve months ended September 30, 2006.  The Company had recorded a loss of $2,697,000 and $ 3,851,000 in cost of goods sold for the twelve months ended September 30, 2005 and 2004, respectively.

At September 30, 2005, the Company had an interest rate cap as described in Note 9 with a fair value of $69,756, respectively, recorded as an asset with derivative instruments.  The interest rate cap was not designated as a cash flow or fair value hedge.  The Company charged interest expense with a loss of $69,756 during fiscal 2006 as the interest rate cap expired in June 2006.  The Company offset interest expense with a gain $39,000 during fiscal 2005.  The Company charged interest expense with a loss of $50,000 for fiscal 2004.

Note 6: Construction in Progress

The Company continues to make payments for the expansion to a 92 million gallon plant. During fiscal 2006, the Company has not incurred any interest nor has the Company capitalized any interest related to construction in progress.  The Company anticipates the expansion will cost approximately $73,000,000.

During fiscal 2005, the Company capitalized interest related to the expansion to a 52 million gallon plant of $26,526.

Note 7: Deferred Loan Costs

The Company had deferred loan costs of $487,060 with accumulated amortization of $345,948 at September 30, 2006.  At September 30, 2005, the Company has deferred loan costs of $487,060 with accumulated amortization of $249,419.  The amortization expense related to the deferred loan costs for fiscal years 2006, 2005, and 2004 was approximately $97,000, $108,000 and $118,000, respectively.

Note 8:  Revolving Promissory Note

Under the terms of the financing agreement with the lending institution, the Company has a revolving promissory note of up to $3,500,000, subject to borrowing base limitations.  In April 2006, the lending institution renewed the revolving promissory note until March 2007.  The revolving promissory note incurs interest monthly at the one month LIBOR plus 280 basis points.  The Company pays a commitment fee of .125% on the unused portion of the revolving promissory note.  There were no balances outstanding on the revolving promissory note at September 30, 2006 or 2005.  The revolving promissory note as well as the term notes described in Note 9 are subject to protective covenants under a common financing agreement requiring the Company to maintain various financial ratios, including debt service coverage and minimum net worth and working capital requirements and secured by all business assets.

Note 9: Long-Term Liabilities

Long-term liabilities consists of the following:

	September 30, 2006	September 30, 2005

Term note 2 has fixed principal payments due quarterly with interest at the three month LIBOR plus 280 basis points, which totaled 8.20% and 6.67% at September 30, 2006 and 2005, respectively, payable in full on June 1, 2008.  As part of the financing agreement, the Company accepted a fixed rate option on term note 2 by entering into an interest rate swap which effectively fixes the interest rate on this term note at 5.79% until this term note is repaid on June 1, 2008. The Company did not designate the interest rate swap as a cash flow or fair value hedge. The value of the interest rate swap is not significant.

	$11,308,363	$12,732,447

Term note 3 bears interest at the three month LIBOR plus 280 basis points, which totaled 8.20% and 6.67% at September 30, 2006 and 2005, respectively.  Term note 3 is payable in full on June 1, 2008.  The Company is required to make quarterly payments of $506,588 applied first to accrued interest on term note 4.  The remaining amount is applied to accrued interest on term note 3 and then to principal until this note is paid in full or until maturity.  After term note 3 is repaid, payments are applied first to accrued interest and then to principal on term note 4 until paid in full or until maturity.

	5,090,129	1,293,643

Term note 4 bears interest at the one month LIBOR plus 280 basis points. Term note 4 is payable in full on June 1, 2008. Term note #4 had no outstanding balance as of June 30, 2006. Term note 4 allows subsequent borrowings up to the original $5,000,000 to the extent of principal payments made until maturity and requires a commitment fee of .25% on any used portion.	-	-

Term note 5 was added to term note #3 on October 1, 2005.	-	5,400,000

Note payable to Iowa Energy Center, due in monthly payments of $3,472 without interest, maturing on January 29, 2009, secured by real estate, subordinated to term notes.	97,222	138,889

Note payable to bank due in monthly payments of $5,921 including interest at 6% maturing on January 29, 2009, secured by real estate, subordinated to term notes.	108,136	149,986

Note payable to Iowa Department of Economic Development, due in sixty monthly installments beginning August 1, 2004 of $1,167 without interest, payable in full on July 1, 2009, secured by all equipment.	178,500	192,500

Capital lease obligation, due in monthly installments initially totaling $6,658 commencing April 1, 2003 including implicit interest at 3.67% through March 1, 2008, secured by leased equipment.	116,428	190,564

Totals	$16,898,778	$20,098,029

Less amounts due within one year	3,394,196	4,005,714

Totals	$13,504,582	$16,092,315

As part of the financing agreement, the premium above the LIBOR on the term notes and revolving promissory note has been reduced based on a financial ratio from the original 380 basis points.  The financing agreement requires an annual servicing fee of $50,000 for five years.  The Company entered into an interest rate cap to reduce the risk of increases in interest rates. The interest rate cap was based on a $10,000,000 notional amount and capped interest rate increases at 6.8%. The interest rate cap expired in June 2006.

The estimated maturities of long-term liabilities at September 30, 2006 are as follows:

2007	$3,394,196
2008	13,323,662
2009	180,920
Total long-term liabilities	$16,898,778

Note 10: Leases

The Company leases equipment under operating and capital leases through 2008.  The Company is generally responsible for maintenance, taxes, and utilities for leased equipment.  Equipment under operating leases includes rail cars and various other equipment.  Rent expense for operating leases was approximately $187,000, $229,000, and $312,000 for fiscal years 2006, 2005, and 2004, respectively.  During fiscal 2006, the Company rented rail cars on a month-to-month basis and recognized approximately $60,000 in other income.  During fiscal 2005, the Company recognized rail car rental income approximately $89,000 in other income.  There was no rail car rental income during fiscal 2004.  During fiscal 2005, the Company also recorded income of approximately $90,000 on the permanent transfer of 30 rail cars of a 50 rail car lease to a third party.  This transfer indemnified the Company from any liability and, as a result, the Company transferred all rights and privileges to the 30 rail cars.

Equipment under capital leases is as follows:

	September 30,	September 30,
	2006	2005
Equipment	$451,437	$451,437
Accumulated Amortization	105,212	75,116

Total	$346,225	$376,321

At September 30, 2006, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year:

	Operating Lease	Capital Lease
2007	$187,371	$79,893
2008	168,054	39,946
2009	54,480	——
Total minimum lease commitments	$409,905	119,839
Less amount representing interest		3,411

Present value of minimum lease commitments, included in the preceding long-term liabilities		$116,428

Note 11:  Members’ Equity

On January 17, 2006, the Board of Directors declared a distribution of $15,361,000 from LSCP to the partners, which was paid in February 2006.  The LLC received approximately $9,240,000 of this distribution.  In February 2006, the LLC paid $842.34 per unit to the LLC unit holders.

On January 18, 2005, the Board of Directors declared a distribution of $4,000,000 from LSCP to the partners, which was paid in February 2005.  The LLC received approximately $2,406,000 of this distribution.  In February 2005, the LLC paid $219.92 per unit to the LLC unit holders.

On March 15, 2005, the Board of Directors declared a distribution of $3,000,000 from LSCP to the partners, which was paid in April 2005.  The LLC received approximately $1,805,000 of this distribution.  In April 2005, the LLC paid $159.96 per unit to the LLC unit holders.

On September 20, 2005, the Board of Directors declared a distribution of $1,581,000 from LSCP to the partners, which was paid in September 2005.  The LLC received approximately $951,000 of this distribution.  In September 2005, the LLC paid $78.24 per unit to the LLC unit holders.

On January 20, 2004, the Board of Directors declared a distribution of $1,050,000 from LSCP to the partners, which was paid in February 2004.  The LLC received approximately $615,000 of this distribution.  In February 2004, the LLC paid approximately $51.29 per unit to the LLC unit holders.

On August 17, 2004, the Board of Directors declared a distribution of $1,200,000 from LSCP to the partners, which was paid in September 2004.  The LLC received approximately $722,000 of this distribution.  In September 2004, the LLC paid approximately $52.57 per unit to the LLC unit holders.

Note 12:  Employee Benefit Plans

The Company recorded contributions to the 401(k) plan of approximately $53,000, $33,000 and $28,000 in fiscal 2006, 2005 and 2004, respectively.

Compensation expense related to the deferred compensation plan was approximately $28,000 and $48,000 in fiscal 2006 and 2005, respectively.  There were no deferred compensation amounts in fiscal 2004.

Note 13:  Related Party Transactions

The Company has balances and transactions in the normal course of business with various related parties.  Significant related party activity affecting consolidated financial statements are as follows:

Balance Sheet	September 30, 2006	September 30, 2005
Accounts receivable	$2,236,000	$2,272,000
Accounts payable	137,000	3,923,000

Statements of Operations	Year Ended September 30, 2006	Year Ended September 30, 2005	Year Ended September 30, 2004
Revenues	$101,069,000	$82,549,000	$73,309,000
Expenses	14,121,000	11,672,000	15,840,000

Note 14:  Income Taxes

The differences between consolidated financial statement basis and tax basis of assets are as follows:

	September 30 2006	September 30 2005
Consolidated financial statement basis of assets	$91,556,615	$77,162,356
Plus: organization and start-up costs capitalized, net	238,211	397,163
Plus: deferred compensation amounts	74,247	48,000
Less: accumulated tax depreciation and amortization greater than financial statement basis	(17,954,460)	(18,585,418)

Income tax basis of assets	$73,914,613	$58,974,101

There were no differences between the consolidated financial statement basis and tax basis of the Company’s liabilities.

Note 15:  Commitments and Contingencies

Contractual Obligations

The following table provides information regarding the contractual obligations of the Company as of September 30, 2006:

	Total	Less than One Year	One to Three Years
Long-Term Debt Obligations	$16,898,778	$3,394,196	$13,504,582
Operating Lease Obligations	$409,905	$187,371	$222,534
Purchase Obligations	$66,306,619	$65,775,127	$531,492
Total Contractual Obligations	$83,615,302	$69,356,694	$14,258,608

Land Options

In June 2006, the Company entered into a land option agreement for $15,000 that will be credited against the purchases price of $2,333,000 should the Company decide to exercise the option.  The land is expected to be used for the potential 100 MGPY ethanol plant that is anticipated to be located near Akron, Iowa.  The land option commences on the date of the execution of the option agreement and continues for until December 19, 2006.  The option was extended to June 19, 2007 for an additional payment of $10,000.  If the option is not exercised after the specified date, the land option agreement becomes null and void.  The land included in this option and the one described below entered into in June 2006 are the primary building sites, and both options must be exercised together.

In June 2006, the Company entered into a land option agreement for $15,000 that will be credited against the purchase price of $2,100,000 should the Company decide to exercise the option.  The land is expected to be used for the potential 100 MGPY ethanol plant that is anticipated to be located near Akron, Iowa.  The land option commences on the date of the execution of the option agreement and continues for until December 19, 2006.  The option was extended to June 19, 2007 for an additional payment of $10,000.  If the option is not exercised after the specified date, the land option agreement becomes null and void.  The land included in this option and the one described above entered into in June 2006 are the primary building sites, and both options must be exercised together.

The Company had two options on alternate sites that have expired.

Expansion Contract

In September 2006, the Company entered into a Design-Build Contract with Fagen, Inc., a related party, for the construction of a 40 million gallon per year expansion to the Company’s current plant in Marcus, Iowa.  The contract value is approximately $47,860,000.  The construction period on the contract is expected to last approximately one year from the notice to proceed.

Legal Proceedings

The Company was involved in a dispute with ADM involving the ethanol marketing agreement.  The Company settled the claim by agreeing to pay ADM approximately $3,900,000, which the Company recorded as of September 30, 2005 in other income and expense.  This amount was paid in February 2006.

Note 16:  Quarterly Financial Data (Unaudited)

Summary quarterly results are as follows:

Fiscal year ended September 30, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$23,141,931	$27,498,079	$31,146,507	$31,999,149
Gross profit	7,770,477	7,562,173	11,401,189	13,373,792
Operating income	7,095,713	6,712,372	10,646,392	12,651,900
Income before minority interest	6,993,492	6,654,834	10,646,950	12,692,464
Minority interest in subsidiary income	2,787,012	2,659,079	4,250,481	5,079,334
Net income	4,206,480	3,995,755	6,396,469	7,613,130
Basic and diluted earnings per unit	384.47	365.21	584.63	695.84

Fiscal year ended September 30, 2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$22,975,735	$23,835,684	$23,101,306	$25,968,695
Gross profit	5,907,410	8,135,675	7,887,907	8,693,342
Operating income	5,211,539	7,470,042	7,279,454	8,028,497
Income before minority interest	4,993,564	7,375,228	7,146,738	4,004,936
Minority interest in subsidiary income	1,992,348	2,965,331	2,858,942	1,605,144
Net income	3,001,216	4,409,897	4,287,796	2,399,792
Basic and diluted earnings per unit	274.31	403.06	391.90	219.34

Fiscal year ended September 30, 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$19,266,908	$20,203,296	$21,497,087	$24,573,643
Gross profit (loss)	3,013,255	8,040,239	(2,591,303)	2,429,174
Operating income (loss)	2,295,699	7,387,346	(3,223,140)	1,697,467
Income (loss) before minority interest	4,529,123	11,295,095	(3,900,172)	1,593,466
Minority interest in subsidiary income (loss)	1,880,548	4,715,589	(1,592,236)	659,780
Net income (loss)	2,648,575	6,579,506	(2,307,936)	933,686
Basic and diluted earnings (loss) per unit	242.08	601.36	(210.94)	85.33

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these periods presented have been included.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
SUPPLEMENTARY INFORMATION

Board of Directors
Little Sioux Corn Processors, LLC and Subsidiary
Marcus, Iowa

Our report on our audits of the consolidated financial statements of Little Sioux Corn Processors, LLC and Subsidiary for the fiscal years ended September 30, 2006, 2005 and 2004 appears on page F-2.  Those audits were conducted for the purpose of forming an opinion on the consolidated financial statements taken as a whole.  The supplementary information on pages F-20 through F-24 is presented for the purposes of additional analysis and is not a required part of the basic consolidated financial statements.  Such information has not been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, accordingly, we express no opinion on it.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants

Minneapolis, Minnesota
December 27, 2006

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY
Consolidating Balance Sheet

	September 30
	2006
	LSCP, LLLP	Little Sioux Processors, LLC	Elimination	Consolidated	2005 Consolidated

Assets

Current Assets
Cash and equivalents	$10,130,695	$2,996	$—	$10,133,691	$14,135,954
Short-term investments	18,726,834	—	—	18,726,834	6,987,420
Accounts receivable	2,749,007	—	(93,553)	2,655,454	2,703,324
Inventory	1,666,395	—	—	1,666,395	1,346,217
Derivative instruments	4,356,698	—	—	4,356,698	566,609
Prepaid expenses	1,835,214	—	—	1,835,214	1,008,754
Total current assets	39,464,843	2,996	(93,553)	39,374,286	26,748,278

Property and Equipment
Land and improvements	2,826,839	—	—	2,826,839	2,762,708
Plant buildings and equipment	57,971,654	—	—	57,971,654	55,286,305
Office buildings and equipment	213,928	—	—	213,928	195,298
	61,012,421	—	—	61,012,421	58,244,311
Less accumulated depreciation	(13,649,392)	—	—	(13,649,392)	(8,829,771)
	47,363,029	—	—	47,363,029	49,414,540
Construction in progress	4,384,830	—	—	4,384,830	713,898
Net property and equipment	51,747,859	—	—	51,747,859	50,128,437

Other Assets
Long-term investments	103,742	—	—	103,742	48,000
Investments in LSCP, LLLP	—	43,254,473	(43,254,473)	—	—
Land options and other	189,616	—	—	189,616	—
Deferred loan costs, net of accumulated amortization	141,112	—	—	141,112	237,641
	434,469	43,254,473	(43,254,473)	434,470	285,641

Total Assets	$91,647,172	$43,257,469	(43,348,026)	91,556,615	77,162,356

See Report of Independent Registered Public Accounting Firm on Supplemental Information.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY
Consolidating Balance Sheet

	September 30
	2006
	LSCP, LLLP	Little Sioux Processors, LLC	Elimination	Consolidated	2005 Consolidated

Liabilities and Members Equity

Current Liabilities
Current maturities of long-term liabilities	$3,394,196	$—	$—	3,394,196	$4,005,714
Accounts payable	2,064,582	93,553	(93,553)	2,064,582	2,304,286
Accrued expenses	564,618	—	—	564,618	4,382,316
Total current liabilities	6,023,396	93,553	(93,553)	6,023,396	10,692,316

Long-Term Liabilities, net of current maturities	13,504,582	—	—	13,504,582	16,092,315

Minority Interest	—	—	28,864,721	28,864,721	20,209,574

Members’ Equity	72,119,194	43,163,916	(72,119,194)	43,163,916	30,168,151

Total Liabilities and Members’ Equity	91,647,172	43,257,469	(43,348,026)	91,556,615	77,162,356

See Report of Independent Registered Public Accounting Firm on Supplemental Information

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY
Consolidating Statements of Operations

	September 30,
	2006
	LSCP, LLLP	Little Sioux Processors, LLC	Eliminations	Consolidated	2005 Consolidated	2004 Consolidated

Revenues	$113,785,666	$—	$—	$113,785,666	$95,881,420	$85,540,934

Cost of Goods Sold	73,678,035	—	—	73,678,035	65,257,086	74,649,569

Gross Profit	40,107,631	—	—	40,107,631	30,624,334	10,891,365

Operating Expenses	2,906,985	94,269	—	3,001,254	2,634,802	2,733,993

Operating Income	37,200,646	(94,269)	—	37,106,377	27,989,532	8,157,372

Other Income (Expense)
Income from subsidiary	—	22,306,627	(22,306,627)	—
Interest income	835,980	—	—	835,980	158,761	7,557
Interest expense	(1,286,265)	—	—	(1,286,265)	(1,126,101)	(1,439,020)
Other income	332,172	(524)	—	331,648	(3,501,726)	6,791,603
Total other income (expense), net	(118,113)	22,306,103	(22,306,627)	(118,637)	(4,469,066)	5,360,140

Net Income Before Minority Interest	37,082,533	22,211,834	(22,306,627)	36,987,740	23,520,466	13,517,512

Minority Interest in Subsidiary Income	—	—	14,775,906	14,775,906	9,421,765	5,663,681

Net Income	$37,082,533	$22,211,834	$(37,082,533)	$22,211,834	$14,098,701	$7,853,831.00

See Report of Independent Registered Public Accounting Firm on Supplemental Information

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY
Consolidated Schedule of Grain Purchases
License No. GD-5050

	September 30 2006	September 30 2005
Grain purchases (in bushels)	19,203,032	17,450,845

See Report of Independent Registered Public Accounting Firm on Supplementary Information.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY
Consolidated Schedule of Corn Payables
License No. GD-5050

	September 30, 2006
	Bushels	Price
Deferred payment contract - corn	34,932

Corn payables	90,746	$2.09

See Report of Independent Registered Public Accounting Firm on Supplementary Information.