Form 10-Q
period 2006-12-31
LITTLE SIOUX CORN PROCESSORS LLC
filed 2007-02-14
CIK 1229899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended December 31, 2006

OR

☐        Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from                     to                     ..

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

As of February 14, 2007, there were 10,941 units outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Balance Sheet

	December 31 2006	September 30 2006
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and equivalents	$23,027,366	$10,133,691
Short-term investments	11,089,306	18,726,834
Accounts receivable	4,382,269	2,655,454
Inventory	1,759,156	1,666,395
Derivative instruments	6,860,907	4,356,698
Prepaid expenses	2,484,673	1,835,214
Total current assets	49,603,677	39,374,286

Property and Equipment
Land and improvements	2,826,839	2,826,839
Plant buildings and equipment	57,934,081	57,971,654
Office buildings and equipment	220,588	213,928
	60,981,508	61,012,421
Less accumulated depreciation	14,908,901	13,649,392
	46,072,607	47,363,029
Construction in progress	16,814,602	4,384,830
Net property and equipment	62,887,209	51,747,859

Other Assets
Long-term investments	103,742	103,742
Land option and other	245,581	189,616
Deferred loan costs, net of accumulated amortization	119,839	141,112
Total other assets	469,162	434,470

Total Assets	$112,960,048	$91,556,615

See Notes to Condensed Consolidated Financial Statements

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Balance Sheet

	December 31 2006	September 30 2006
	(Unaudited)	(Audited)
LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Current maturities of long-term liabilities	3,439,780	3,394,196
Accounts payable	3,468,535	2,053,554
Accrued expenses	605,399	575,646
Total current liabilities	7,513,714	6,023,396

Long-Term Liabilities, net of current maturities	12,648,618	13,504,582

Minority Interest	37,143,182	28,864,721

Members’ Equity, 10,941 units issued and outstanding	55,654,534	43,163,916

Total Liabilities and Members’ Equity	$112,960,048	$91,556,615

See Notes to Condensed Consolidated Financial Statements

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Operations

	Three Months Ended December 31 2006	Three Months Ended December 31 2005
	(Unaudited)	(Unaudited)
Revenues	$33,605,049	$23,141,931

Cost of Goods Sold	12,043,691	15,371,454

Gross Margin	21,561,358	7,770,477

Selling, General, and Administrative Expenses	781,823	674,764

Operating Income	20,779,535	7,095,713

Other Income (Expense)
Interest income	372,209	144,782
Interest expense	(312,369)	(300,887)
Other income (expense)	(70,296)	53,884
Total other expense, net	(10,456)	(102,221)

Net Income Before Minority Interest	20,769,079	6,993,492

Minority Interest in Sudsidiary Income	8,278,461	2,787,012

Net Income	$12,490,618	$4,206,480

Net Income Per Unit - Basic and Diluted	$1,141.63	$384.47

Weighted Average Units Outstanding - Basic and Diluted	10,941	10,941

See Notes to Condensed Consolidated Financial Statements

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	Three Months Ended December 31 2006	Three Months Ended December 31 2005
	(Unaudited)	(Unaudited)
Operating Activities
Net income	$12,490,618	$4,206,480
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	1,280,782	1,202,106
Minority interest in subsidiary’s income	8,278,461	2,787,012
Change in operating assets and liabilities:
Accounts recievable	(1,726,815)	1,101,165
Inventory	(92,761)	(623,045)
Derivative instruments	(2,504,209)	(1,399,367)
Prepaid expenses	(649,459)	(562,046)
Accounts payable	1,403,953	714,223
Accrued expenses	40,781	(21,429)
Net cash provided by operating activities	18,521,351	7,405,099

Investing Activities
Proceeds from investments	18,633,192	1,987,420
Payments for investments	(10,995,664)	—
Capital expenditures	(12,398,859)	(546,636)
Payments for land options and other	(55,965)
Net cash provided by (used in) investing activities	(4,817,296)	1,440,784

Financing Activities
Payments of long-term debt	(810,380)	(817,044)
Net cash used in financing activities	(810,380)	(817,044)

Net increase in cash and equivalents	12,893,675	8,028,839

Cash and Equivalents— Beginning of Period	10,133,691	14,135,954

Cash and Equivalents — End of Period	$23,027,366	$22,164,793

Supplemental Cash Flow Information
Cash paid for interest	$301,167	$289,210

See Notes to Condensed Consolidated Financial Statements

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

December 31, 2006

Note 1: Nature of Operations

The Company represents Little Sioux Corn Processors, LLC (LLC) and its subsidiary LSCP, LLLP (LLLP). The Company operates a 52 million gallon per year ethanol plant, located near Marcus, Iowa. The plant commenced operations in April 2003. The Company is currently in the process of expanding the plant from a 52 million gallons per year (MMGY) plant to a 92 MMGY plant. The Company sells its production of ethanol, distillers grains and solubles, and modified wet distillers grains with solubles in the Continental United States.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements and related notes should be used in conjunction with the consolidated financial statements and notes included in the Company’s audited consolidated financial statements for the year ended September 30, 2006, contained in the Company’s annual report of Form 10-K for 2006.

The condensed consolidated interim financial statements are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of the results of operations, financial position, and cash flows. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the LLC and its 60.15% owned subsidiary, LLLP. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Reclassifications

The presentation of certain items in the consolidated balance sheet, statements of operations and cash flows has been changed to conform to the classifications used at December 31, 2006. These reclassifications had no effect on members’ equity, net income, or cash flows previously reported.

Note 3: Inventory

Inventory is comprised of the following at:

	December 31, 2006	September 30, 2006*
Raw materials	$1,051,800	$1,001,783
Work in process	357,702	364,036
Finished goods	349,654	300,576
Totals	$1,759,156	$1,666,395

*                    Derived from audited consolidated financial statements.

Note 4: Derivative Instruments

At December 31, 2006 and September 30, 2006, the Company had recorded an asset for derivative instruments related to corn and natural gas and gasoline options and futures positions of approximately $6,861,000 and $4,357,000, respectively. None of the positions open at December 31, 2006 are designated as cash flow or fair value hedges. The Company has recorded a gain of approximately $10,179,000 and $645,000 in cost of goods sold related to its derivative instruments for the three months ended December 31, 2006 and 2005, respectively. The Company has offset revenues with a loss of approximately of $299,000 related to its derivative instruments for the three months ended December 31, 2006. There were no corresponding gains and losses related to revenue for the three months ended December 31, 2005.

During fiscal 2006, the Company had an interest rate cap, which expired on June 1, 2006. The interest rate cap was not designated as a cash flow or fair value hedge. The Company offset interest expense with a loss of approximately $10,000, on the interest rate cap, for the three months ending December 31, 2005.

Note 5: Construction in Progress

The Company continues to make payments for the expansion to a 92 million gallon plant. During fiscal 2007, the Company has not incurred any interest nor has the Company capitalized any interest related to the construction in progress. The Company anticipates the expansion will cost approximately $73,000,000.

Note 6: Revolving Promissory Note

Under the terms of the financing agreement with the lending institution, the Company has a revolving promissory note of up to $3,500,000, subject to borrowing base limitations. In April 2006, the lending institution renewed the revolving promissory note until March 2007. The revolving promissory note incurs interest monthly at the one month LIBOR plus 280 basis points. The Company pays a commitment fee of .125% on the unused portion of the revolving promissory note. There were no balances outstanding on the revolving promissory note at December 31, 2006. The revolving promissory note as well as the term notes described in Note 7 are subject to protective covenants under a common financing agreement requiring the Company to maintain various financial ratios, including debt service coverage and minimum net worth and working capital requirements and secured by all business assets.

Note 7: Long-Term Liabilities

Long-term debt consists of the following:

	December 31, 2006	September 30, 2006*

Term note 2 has fixed principal payments due quarterly with interest at the three month LIBOR plus 280 basis points, which totaled 8.17% at December 31, 2006, payable in full on June 1, 2008. As part of the financing agreement, the Company accepted a fixed rate option on term note 2 by entering into an interest rate swap which effectively fixes the interest rate on this term note at 5.79% until this term note is repaid on June 1, 2008. The Company did not designate the interest rate swap as a fair value or cash flow hedge. The value of the interest rate swap is not significant.	$10,942,804	$11,308,363

Term note 3 bears interest at the three month LIBOR plus 280 basis points, which totaled 8.17% at December 31, 2006. Term note 3 is payable in full on June 1, 2008. The Company is required to make quarterly payments of $506,588 applied to accrued interest on term note 3 and then to principal until this note is paid in full or until maturity.	4,689,049	5,090,129

Term note 4 bears interest at the one month LIBOR plus 280 basis points. Term note 4 is payable in full on June 1, 2008. Term note 4 allows subsequent borrowings up to the original $5,000,000 to the extent of principal payments made until maturity and requires a commitment fee of .25% on any used portion.

Note payable to Iowa Energy Center, due in monthly payments of $3,472 without interest, maturing on January 29, 2009, secured by real estate, subordinated to term notes.	86,805	97,222

Note payable to Farmers State Bank due in monthly payments of $5,921 including interest at 6% maturing on January 29, 2009, secured by real estate, subordinated to term notes.	97,276	108,136

Note payable to Iowa Department of Economic Development, due in 60 monthly installments beginning August 1, 2004 of $1,167 without interest, payable in full on July 1, 2009, secured by all equipment.	175,000	178,500

Capital lease obligation, due in monthly installments initially totaling $6,658 commencing April 1, 2003 including implicit interest at 3.67% through March 1, 2008, secured by leased equipment.	97,464	116,428

Totals	$16,088,398	$16,898,778

Less amounts due within one year	3,439,780	3,394,196

Totals	$12,648,618	$13,504,582

*                    Derived from audited consolidated financial statements.

As part of the financing agreement, the premium above the LIBOR on the term notes and revolving promissory note has been reduced based on a financial ratio from the original 380 basis points. The financing agreement requires an annual servicing fee of $50,000 for five years.

The estimated maturities of long-term liabilities at December 31, 2006 are as follows:

2007	$3,439,780
2008	12,493,857
2009	154,761
Total long-term liabilities	$16,088,398

Note 8: Members’ Equity

On January 16, 2007, the Board of Directors declared a distribution of $14,718,019 from LLLP to the partners, which was paid in February 2007. The LLC received approximately $8,854,000 of this distribution. In February 2007, the LLC paid $800.00 per unit to the LLC unit holders.

Note 9: Related Party Transactions

The Company has balances and transactions in the normal course of business with various related parties. Significant related party transactions affecting financial statements as of and for the periods ended as follows:

	December 31, 2006	September 30, 2006*
Balance Sheet
Accounts receivable	$3,805,000	$2,236,000
Accounts payable	505,000	137,000

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005
Statements of Operations
Revenues	$30,207,000	$20,307,000
Expenses	3,903,000	4,099,000

*                    Derived from audited consolidated financial statements

The Company incurred approximately $10,226,000 related to construction in progress performed by a related party during the three months ended December 31, 2006.

Note 10: Commitments, and Contingencies

Contractual Obligations

The following table provides information regarding the consolidated contractual obligations of the Company as of December 31, 2006:

	Total	Less than One Year	One to Three Years
Long-Term Debt Obligations	$17,317,934	$4,312,129	$13,005,805
Operating Lease Obligations	$363,063	$187,371	$175,692
Purchase Obligations	$63,669,578	$61,804,363	$1,865,215
Total Contractual Obligations	$81,350,575	$66,303,863	$15,046,712

Long-Term Debt obligations include estimated interest.

Land Options

On December 13, 2006, the Company paid an additional $20,000 to extend the land options.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three-month period ended December 31, 2006, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the consolidated financial statements and notes and the Management’s Discussion and Analysis section for the fiscal year ended September 30, 2006, included in the Company’s Annual Report on Form 10-K.

Disclosure Regarding Forward-Looking Statements

This report contains historical information, as well as forward-looking statements. These forward-looking statements include any statements that involve known and unknown risks and relate to future events and our expectations regarding future performance or conditions. Words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements, and others we make from time to time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to:

•                  Projected growth, overcapacity or increased competition in the ethanol market in which we operate;

•                  Fluctuations in the price and market for ethanol and distillers grains;

•                  Changes in plant production capacity, variations in actual ethanol and distillers grains production from expectations or technical difficulties in operating the plant;

•                  Availability and costs of products and raw materials, particularly corn and natural gas;

•                  Changes in our development plans for expanding, maintaining or contracting our presence in the market in which we operate;

•                  Costs of construction and equipment;

•                  Changes in interest rates and the availability of credit to support capital improvements, development, expansion and operations;

•                  Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices;

•                  Fluctuations in US oil consumption and petroleum prices;

•                  Anticipated trends in our financial condition and results of operations;

•                  The availability and adequacy of our cash flow to meet our requirements; and

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

Overview

Little Sioux Corn Processors, L.L.C. (the “Company”) is an Iowa limited liability company that owns the sole general partnership interest of LSCP, LLLP, (the “Partnership”) an Iowa limited liability limited partnership. As general partner, we manage the business and day-to-day operations of the Partnership’s 52 million gallon per year (MMGY) ethanol plant located near Marcus, Iowa in northwest Iowa. We currently own a 60.15% ownership interest in the Partnership. The Company and its Partnership, are collectively referred to in this report as “LSCP,” “we,” or “us.”

Our revenues are derived from the sale and distribution of our ethanol, distillers grains and corn oil throughout the continental United States. Corn is supplied to us primarily from local agricultural producers and from purchases of corn on the open market. After processing the corn, ethanol is sold to Archer Daniel Midland Co. (“ADM”), which subsequently markets and sells the ethanol to gasoline blenders and refineries located throughout the continental United States. The price that we receive from the sale of ethanol to ADM is based upon the price that ADM receives from the sale to its customers, minus a marketing fee. Except distillers grains we sell directly to local farmers, our distillers grains are sold through Commodity Specialist Company (“CSC”) which markets and sells the product to livestock feeders. For our distillers grains, we receive a percentage of the selling price actually received by CSC in marketing the distillers grains to its customers. We market and sell our corn oil to regional wholesalers. Presently, the end use of our corn oil is in the livestock industry. In the long term, our corn oil could be marketed for human consumption; however, the feasibility of market penetration as human food is unknown at this time as corn oil extraction in dry milling is relatively new and suitability for human consumption has not yet been determined.

We are subject to industry-wide factors that affect our operating income and cost of production. Our operating results are largely driven by the prices at which we sell ethanol, distillers grain and corn oil and the costs related to their production. Historically, the price of ethanol tends to fluctuate in the same direction as the price of unleaded gasoline and other petroleum products. Surplus ethanol supplies also tend to put downward price pressure on ethanol. In addition, the price of ethanol is generally influenced by factors such as general economic conditions, the weather, and government policies and programs. The price of distillers grains is generally influenced by supply and demand, the price of substitute livestock feed, such as corn and soybean meal, and other animal feed proteins. Surplus grain supplies also tend to put downward price pressure on distillers grains. In addition, our revenues are also impacted by such factors as our dependence on one or a few major customers who market and distribute our products; the intensely competitive nature of our industry; possible legislation at the federal, state, and/or local level; and changes in federal ethanol tax incentives.

Our two largest costs of production are corn and natural gas. The cost of corn is affected primarily by supply and demand factors such as crop production, carryout, exports, government policies and programs, risk management and weather, over much of which we have no control. Natural gas prices fluctuate with the energy complex in general. Over the last few years, natural gas prices have trended higher than average and it appears prices will continue to trend higher due to the high price of alternative fuels such as fuel oil. Our costs of production are affected by the cost of complying with the extensive environmental laws that regulate our industry.

Results of Operations for the Three Months Ended December 31, 2006 and 2005

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our consolidated statements of operations for the three months ended December 31, 2006 and 2005:

	December 31, 2006		December 31, 2005
Income Statement Data	Amount	%	Amount	%
Revenues	$33,605,049	100.0	$23,141,931	100.0

Cost of Goods Sold	$12,043,691	35.8	$15,371,454	66.4

Gross Profit	$21,561,358	64.2	$7,770,477	33.6

Operating Expenses	$781,823	2.3	$674,764	2.9

Operating Income	$20,779,535	61.8	$7,095,713	30.7

Other Income (Expense)	$(10,456)	0.0	$(102,221)	(0.5)

Net Income Before Minority Interest	$20,769,079	61.8	$6,993,492	30.2

Minority Interest in Subsidiary Income	$8,278,461	24.6	$2,787,012	12.0

Net Income	$12,490,618	37.2	$4,206,480	18.2

Revenues. The increase in revenues from the three months ended December 31, 2006 compared to the three months ended December 31, 2005 is due primarily to an increase in the price per gallon we received for the ethanol sold and an increase in the number of gallons of ethanol sold. The price per gallon we received for the three months ended December 31, 2006 was approximately 26% higher than the price per gallon received for the three months ended December 31, 2005 due to the strong ethanol market. The gallons of ethanol sold in the three months ended December 31, 2006 increased approximately 18% over the gallons we sold in the three months ended December 31, 2005. This increase in sales gallons was due to scheduling of our regular maintenance plant shut-down. Each spring and fall, the plant is routinely shut down for several days so that maintenance and repairs can be made. The fall shut-downs occurred in October 2005 and September 2006. Because of this timing difference, no maintenance shut-down occurred in the first quarter of fiscal year 2007. Revenue from sales of our co-products also increased by approximately 30% in the three months ended December 31, 2006 compared to the three months ended December 31, 2005 due to increases in the sales prices for these co-products.

Due to a number of factors, including the higher price of petroleum gasoline and seasonal demand, ethanol prices remained high during the last three months of calendar 2006. We believe the favorable prices are primarily due to high demand for ethanol, created by a number of factors, including the declining use of MTBE as an oxygenate, the high price of gasoline, which encourages voluntary blending, and the growing recognition of ethanol as an alternative energy source. However, ethanol prices began to trend lower during January 2007 due to a number of factors, including the lower price of petroleum and a drop in seasonal demand. We believe this trend will continue until peak driving season begins in the summer of 2007. Ethanol prices are still higher than the 10-year average. However, we cannot guarantee that the price of ethanol will not significantly decrease due to factors beyond our control.

A greater supply of ethanol on the market from additional plants and plant expansions could reduce the price we are able to charge for our ethanol, especially if supply outpaces demand. As of February 8, 2007, the Renewable Fuels Association reports that there were 113 ethanol plants in operation nationwide with the capacity to produce 5.5 billion gallons annually, with approximately 77 additional plants under construction and 7 planned expansions, expanding total ethanol production capacity by an additional 6.1 billion gallons. Accordingly, the price of ethanol may trend downward if supply exceeds demand, which would negatively impact our earnings.

With respect to distillers grains, we believe that prices will follow the same trend as corn prices. We expect revenues from the sale of distillers grains should remain higher than fiscal 2006.

Cost of Goods Sold. Our cost of goods sold as a percentage of revenues were 35.8% and 66.4% for the three months ended December 31, 2006 and 2005, respectively. The 30.6% decrease in our cost of goods sold from period to period is primarily due to the increased values of our corn derivatives which are used to offset corn costs. The cost reduction resulting from our corn derivatives was approximately 20 times greater for the three months ended December 31, 2006, than the cost reductions recorded for the three months ended December 31, 2005. These cost reductions were a result of higher corn prices which increased the values of our derivatives. As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Corn costs significantly impact our cost of goods sold. The United States Department of Agriculture’s National Agricultural Statistics Service reported the final 2006 national corn production at approximately 10.5 billion bushels, which was the third largest corn crop on record. The National Agricultural Statistics Service measured Iowa’s production at slightly over 2 billion bushels. However, despite the large 2006 corn crop, corn prices have increased sharply since August 2006. Additionally, due to increased exposure of ethanol, corn is now being viewed as an “energy commodity” as opposed to strictly a “grain commodity,” contributing to the upward pressure on corn prices. A recent USDA report entitled “World Agricultural Supply and Demand Estimates” (February 9, 2007), projects the U.S. corn 2007 season-average farm prices at $3.00-3.40 per bushel. We expect corn prices to remain at historically high price levels well into 2007, which could significantly impact our cost of goods sold.

Additionally, our natural gas costs decreased by approximately 11% for the three months ended December 31, 2006 compared to the same period in 2005. This resulted from an approximate 25% reduction in the price per MMBTU that we paid for natural gas for the three months ended December 31, 2006 compared to the same period in 2005. This was partially offset by an increase in the number of MMBTUs we consumed. For the three months ended December 31, 2006, the number of MMBTUs we consumed was approximately 19% higher than the MMBTUs we consumed in the same period in 2005. This increase in usage was a result of the timing of our maintenance shut-down that did not occur in our first quarter of fiscal year 2007, but occurred in September 2006 instead.

Operating Expenses. Our operating expenses as a percentage of revenues remained relatively consistent from period to period. These percentages were 2.4% and 2.9% for the three months ended December 31, 2006 and 2005, respectively.

Operating Income. Our income from operations for the three months ended December 31, 2006 totaled $20,779,535 compared to $7,095,713 for the three months ended December 31, 2005 before minority interest. This was a result of the substantial increase in gross profit for the three months ended December 31, 2006, although it was partially offset by higher operating expenses for the same period.

Other Income (Expense). We had other expense totaling $10,456 for the three months ended December 31, 2006 compared to other expenses totaling $102,221 for the three months ended December 31, 2005. This change was primarily a result of an increase in interest income. Our interest income increased to $372,209 for the three months ended December 31, 2006 from $144,782 for the three months ended December 31, 2005. This increase resulted from the interest income from short-term investments. Our interest expense increased to $312,369 for the three months ended December 31, 2006 from $300,887 for the three months ended December 31, 2005.

We may experience increased interest expenses on Term Note 3 until it is paid in full or until maturity. We had an interest rate cap on Term Note 3 that limited increases in interest. The interest rate cap agreement expired on June 1, 2006, but our obligations under Term Note 3 continue until June 1, 2008. Accordingly, we are vulnerable to rising interest rates.

Changes in Financial Condition for the Three Months Ended December 31, 2006

Consolidated assets totaled $112,960,048 at December 31, 2006 compared to $91,556,615 at September 30, 2006. Current assets totaled $49,603,677 at December 31, 2006 up from $39,374,286 at September 30, 2006. The change resulted from (i) an increase in cash and short-term investments which totaled $34,116,672 at December 31, 2006 compared to $28,860,525 at September 30, 2006; (ii) an increase in the value of inventories which totaled $1,759,156 at December 31, 2006 compared to $1,666,395 at September 30, 2006; (iii) an increase in the fair market value of our derivatives which totaled $6,860,907 at December 31, 2006 compared to $4,356,698 at September 30, 2006; (iii) and an increase in prepaid expenses which totaled $2,484,673 at December 31, 2006 compared to $1,835,214 at September 30, 2006.

Consolidated current liabilities totaled $7,513,714 at December 31, 2006 compared to the $6,023,396 at September 30, 2006. The change resulted from the increase of accounts payable which totaled $3,468,535 at December 31, 2006 compared to $2,053,554 at September 30, 2006. This increase relates primarily to the rise in corn costs.

Long-term debt, net of current maturities, totaled $12,648,618 at December 31, 2006 down from $13,504,582 at September 30, 2006. This reduction occurred as a result of our regularly scheduled loan payments.

Strategies: Expansion

Marcus Plant Expansion

During fiscal year 2006, we commenced a plant expansion which when completed, will increase the ethanol production capacity of our plant by 40 million gallons to 92 million gallons annually. We expect the expansion to be substantially complete early in the 2008 calendar year and that the total cost of the expansion project will be approximately $73,000,000. The completion date and cost of the expansion project is a preliminary estimate and we expect it will change as we continue to gather information relating to the expansion.

On May 1, 2006, McCormick Construction Company, Inc. (“McC Inc.”) commenced construction of an expansion of the grain handling facilities and modification of existing grain silos in exchange for $5,673,025. We anticipate that the expansion of the grain handling facilities will be substantially complete by May 1, 2007 and the remodeling of the existing grain silos will be substantially complete by September 1, 2007. On July 17, 2006, we engaged McC Inc. to expand our dried distillers grains storage building for a lump sum of $936,000. We anticipate that the expansion of the dried distillers grains storage building will be substantially complete on September 1, 2007.

On July 10, 2006, we entered into an agreement with Fagen Engineering, LLC, an affiliate of Fagen, Inc., to perform the electrical design services for our expansion in exchange for $265,079 plus certain reimbursable expenses. On September 26, 2006, we entered into a design-build agreement with Fagen, Inc., for the construction of the expansion, using ICM, Inc., technology. Under the terms of the design-build agreement, we will pay Fagen, Inc. $47,860,000 for the design and construction of the Plant’s expansion, subject to any mutually agreed-upon adjustments made in accordance with the general conditions of the agreement and subject to a credit for any amounts previously paid to Fagen Engineering, LLC for engineering performed pursuant to the Phase I and Phase II Engineering Services Agreement. We have since entered into a change order to increase this price to a total of $48,600,000. Fagen, Inc. commenced construction of this expansion in October 2006 and we currently expect the expansion will be completed in December 2007 or January 2008. As of the date of this report, construction is progressing on schedule. However, there is no assurance or guarantee that construction will stay on schedule or that we will be able to operate at expanded production by our anticipated completion date.

On August 1, 2006, we purchased approximately eight acres of land west of our plant (the “Plant”) along the north side of the railroad tracks to accommodate the Plant expansion. The purchase price of the land was approximately $58,000.

We expect to finance the 40 million per year expansion using both a portion of our cash and additional debt to finance the required capital expenditure. We do not expect to seek additional equity from our members to fund this expansion. On April 10, 2006, we entered into a Eleventh Amendment to Construction Loan Agreement with First National Bank of Omaha to obtain interim financing to finance the expansion of the grain handling facilities and modification of existing grain silos. The Eleventh Amendment expired in October 2006 and we never took a draw from it. We are in the process of negotiating the terms for debt financing for our second Plant expansion with our current lender, First National Bank of Omaha. While the loan agreements have not been executed, we have signed a commitment letter that provides for a expansion construction loan of $73,000,000 and increases our existing operating line of credit/letters of credit facility from $3,500,000 to $5,000,000. We expect to finalize our debt financing for the expansion in March 2007, however, if we are unable to complete negotiation and execute definitive loan document with First National Bank of Omaha for any reason, we may be forced to abandon our expansion plans. For additional information regarding our expansion debt financing commitment, see “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness, Expansion Debt Financing.”

Management anticipates that the Plant will continue to operate at or above name-plate capacity of 52 million gallons per year for nearly all of the next twelve months, with an increase to name-plate capacity of 92 million gallons per year toward the end of that period. This current expansion will be completed while the current facility remains in production. However, the Plant may be shut down from time to time over the next 12 months to incorporate expansion improvements.

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

Development of Akron Ethanol Plant

In addition to expansion of the Plant, we are continuing to study the feasibility of developing and constructing a new 110 million gallon per year ethanol plant near Akron, Iowa in Plymouth County, or participating in some capacity. However, we have not yet determined how or if we will continue to pursue the opportunities presented by the Akron plant and there is no assurance that if we determine to pursue the Akron plant that we will be successful.

In connection with our study of the opportunities in Akron, we have obtained two options for the real estate which we expect will make up the primary Akron plant site. On June 19, 2006, we entered into a real estate option agreement with the Mary Frances Wohlenberg Trust, an unrelated party, granting us an option to purchase approximately 156 acres of land (the “Wohlenberg Site”). The price of the option was $15,000. Under the terms of the option agreement, we have the option to purchase the land for $15,000 per surveyed acre. This option was set to expire on December 19, 2006, however we extended the option to June 19, 2007 for an additional payment of $10,000. In the event we exercise this option, the option agreement allows us to apply the amounts paid for the option and extensions of the option towards the total purchase price for the land. If the option is not exercised after the specified date, the option agreement becomes null and void. This option must be exercised together with our option on the adjacent Lias site (described below).

On June 19, 2006, we entered into a real estate option agreement with Robert E. and Margaret Lias, who are unrelated to us, granting us an option to purchase approximately 140 acres of land adjacent to the Wohenberg site (the “Lias Site”). The price of the option was $15,000. Under the terms of the option agreement, we have the option to purchase the land for $15,000 per surveyed acre. This option was set to expire on December 19, 2006, however we extended the option to June 19, 2007 for an additional payment of $10,000. In the event we exercise this option, the option agreement allows us to apply the amounts paid for the option and extensions of the option towards the total purchase price for the land. If the option is not exercised after the specified date, the option agreement becomes null and void. This option must be exercised together with our option on the adjacent property (described above).

Liquidity and Capital Resources

The following table shows cash flows for the three months ended December 31, 2006 and 2005:

	2006	2005
Net cash from operating activities	$18,521,351	$7,405,099
Net cash (used for) provided by investing activities	$(4,817,296)	$1,440,784
Net cash used for financing activities	$(810,380)	$(817,044)
Net increase in cash and equivalents	$12,893,675	$8,028,839

Cash Flow From Operations. Cash provided by operating activities was $18,521,351 for the first three months of fiscal 2007, which was up from $7,405,099 for the first three months of fiscal 2006. This increase resulted primarily from the increase in net income in fiscal 2007. Our capital needs are being adequately met through cash from our operating activities and our current credit facilities.

Cash Flow From Investing Activities. Cash used in investing activities was $4,817,296 for the first three months of fiscal 2007, compared to cash provided of $1,440,784 for the first three months of fiscal 2006. This increase in cash used resulted from an increase in funds needed to be expended for our current expansion construction.

Cash Flow From Financing Activities. We used cash to pay down our debt by $810,380 in the first three months of fiscal 2007 compared to $817,044 in the first three months of fiscal 2006.

Indebtedness

Short-Term Debt Sources. We maintain a line of credit with First National Bank of Omaha through March 2007 to finance short-term working capital requirements. Under the line of credit, we may borrow up to $3,500,000 under a revolving promissory note. The interest payable on the revolving promissory note is due monthly at the one month LIBOR plus 2.80%. We pay a commitment fee of 0.125% on the unused portion of the line. There was no outstanding balance as of December 31, 2006. The maximum available credit under this note is based on receivable and inventory balances. Our current receivable and inventory balances are not sufficient to allow us to use the maximum amount of the operating line of credit. As of December 31, 2006, the maximum amount available from the operating line of credit was approximately $2,938,000. As the balances in these accounts fluctuate, the amount of available credit on this note may be reduced or increased subject to the maximum of $3,500,000. The operating line of credit is subject to protective covenants requiring us to maintain various financial ratios and is secured by all of our business assets.

On April 10, 2006, we entered into an Eleventh Amendment to Construction Loan Agreement with First National Bank of Omaha. Under this amendment, First National Bank of Omaha has agreed to loan us up to $5,673,025 of interim financing pursuant to a Bridge Note to finance the expansion of our grain handling facilities and modification of existing grain silos. The Bridge Note terminated on October 1, 2006. No funds were advanced against this loan agreement, and there was no outstanding balance related to this note as of December 31, 2006.

Long-Term Debt Sources. We have long-term debt financing consisting of three term notes held by First National Bank of Omaha and referred to as Term Notes 2, 3, and 4. At December 31, 2006, the principal balance on Term Note 2 was $10,942,804. Term Note 2 is payable in quarterly installments. Interest on Term Note 2 is at the three month LIBOR plus 2.80%, which totaled 8.17% as of December 31, 2006. Term Note 2 is payable in full on June 1, 2008. In order to achieve a fixed interest rate on Term Note 2, we entered into an interest rate swap which helps protect our exposure to increases in interest rates and the swap effectively fixes the interest rate on Term Note 2 at 5.79% until June 1, 2008.

At December 31, 2006, the principal balance on Term Note 3 was $4,689,049. Term Note 3 is payable in quarterly installments. Interest on Term Note 3 is at the three month LIBOR plus 2.80%, which totaled 8.17%

as of December 31, 2006. Term Note 3 is payable in full on June 1, 2008. As part of the financing agreement, we have agreed to pay an annual servicing fee of $50,000 for five years.

At December 31, 2006, there was no principal balance on Term Note 4. Term Note 4 is payable in quarterly installments. Interest on Term Note 4 is at the one month LIBOR plus 2.80%. Term Note 4 is payable in full on June 1, 2008. Term Note 4 allows borrowings up to the original principal of $5,000,000 to the extent of principal payments made until maturity.

We have a capital lease obligation in the amount of $97,464 on which we pay monthly installments totaling $6,658, with an implicit interest rate of 3.67%. This obligation is secured by the leased equipment and runs through March 1, 2008.

We have a note in the amount of $86,805 payable to the Iowa Energy Center on which we pay monthly installments of $3,472 without interest. This note is secured by real estate, but is subordinated to the term notes. It matures on January 29, 2009.

We have a note with Farmers State Bank of Marcus, Iowa in the amount of $97,276 on which we pay monthly installments of $5,921, including interest at 6%. This note is secured by real estate, but is subordinated to the term notes. It matures on January 29, 2009.

We have a note totaling $175,000 payable to the Iowa Department of Economic Development on which we pay monthly installments of $1,167 without interest. This note is secured by all equipment and matures on July 1, 2009.

Expansion Debt Financing.We are in the process of negotiating the terms for debt financing for our second Plant expansion with our current lender, First National Bank of Omaha. While the loan agreements have not been executed, we have signed a commitment letter that provides for a construction loan of $73,000,000 and increases our existing operating line of credit and letters of credit facility from $3,500,000 to $5,000,000. As provided in the commitment letter, during the construction period interest on the construction loan will be payable on a quarterly basis on the outstanding principal amount at a rate equal to the one-month LIBOR rate plus 3.10%. Following completion of the construction period, the construction note will be converted to a 5-year term note with quarterly payments of principal and interest on the outstanding principal amount at a rate equal to the three-month LIBOR rate plus 3%. The interest payable on the revolving operating line of credit and letters of credit facility will be due monthly at the one month LIBOR plus 2.80% and will be subject to a commitment fee of 1.75% per year assessed against the letter of credit commitments.

Under the commitment letter, the terms and conditions of the expansion debt financing loans are similar to our existing credit facility with First National Bank, including the specific provisions regarding distributions to members, maintenance of deposit accounts, annual capital expenditures, certain financial loan covenants, pre-payment penalties, events of default and the granting of liens to secure our performance. We may also be limited in making distributions to our members. If our total liabilities to net worth ratio is equal to or greater than 1.0 to 1.0, the Partnership will be allowed to distribute up to 40% of its net income to the partners after our lender has received audited financial statements for the fiscal year. Ratios at less than 1.0 to 1.0 will allow the Partnership to distribute up to 65% of its net income to the partners.

Contractual Obligations and Commercial Commitments. Except as disclosed in this report, there were no material changes in the Company’s contractual obligations and commercial commitments during the three months ended December 31, 2006.

Critical Accounting Estimates

There were no material changes in the Company’s accounting estimates during the three months ended December 31, 2006.

Off-Balance Sheet Arrangements.

We currently have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn and natural gas. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving promissory note and three term notes which bear variable interest rates. Specifically, we have $16,088,398 outstanding in variable rate, long-term debt as of December 31, 2006. The specifics of each note are discussed in greater detail in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness.”

In order to achieve a fixed interest rate on Term Note 2, we entered into an interest rate swap which helps protect our exposure to increases in interest rates and the swap effectively fixes the interest rate on Term Note 2 at 5.79% until June 1, 2008. When the three-month LIBOR plus 2.80% exceeds 5.79%, we receive payments for the difference between the market rate and the swap rate. Conversely, when the three-month LIBOR plus 2.80% is below 5.79%, we make payments for the difference between the market rate and the swap rate. While our exposure is now greatly reduced, there can be no assurance that the interest rate swap agreement will provide us with protection in all scenarios. For example, if interest rates were to fall below 5.79%, we would still be obligated pay interest at 5.79% under the interest rate swap agreement.

In order to protect our interest rate exposure on Term Note 3, we entered into an interest rate cap agreement to reduce the risk of increases in interest rates. The interest rate cap agreement is based on a notional amount of $10,000,000 and caps increases in interest rates at 6.8% on this amount. The interest rate cap agreement expired on June 1, 2006; however, obligations under Term Note 3 continue until June 1, 2008. Accordingly, we are vulnerable to rising interest rates.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. At December 31, 2006 and September 30, 2006, the fair value of our derivative instruments for corn, natural gas, and gasoline is an asset in the amount of $6,860,907 and $4,356,698 respectively. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

To manage our natural gas price risk, we entered into a natural gas purchase agreement with our supplier to supply us with natural gas. This purchase agreement fixes the price at which we purchase natural gas. We have purchased a portion of our fiscal year 2007 and fiscal year 2008 natural gas requirements utilizing both cash, futures and options contracts. We may also purchase additional natural gas requirements for the 2007 calendar year as we attempt to further reduce our susceptibility to price increases.

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

The Company has recently entered into gasoline derivative instruments to hedge the variability of ethanol prices. While not perfectly correlated, we have found that ethanol and gasoline prices tend to move in tandem. Therefore, the gasoline contracts the company has entered into are intended to offset cash decreases in the price of ethanol we receive.

A sensitivity analysis has been prepared to estimate our exposure to corn and natural gas price risk. The table presents the fair value of our derivative instruments as of December 31, 2006 and September 30, 2006 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

	Fair Value	Effect of Hypothetical Adverse Change — Market Risk
December 31, 2006	$6,860,907	$686,090
September 30, 2006	$4,356,698	$435,669

ITEM 4. CONTROLS AND PROCEDURES.

Our management, including our President and Chief Executive Officer (the principal executive officer), Stephen Roe, along with our Chief Financial Officer (the principal financial officer), Gary Grotjohn, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2006. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of December 31, 2006 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

LITTLE SIOUX CORN PROCESSORS, L.L.C.

Date:	February 14, 2007	/s/ Stephen Roe
Stephen Roe
President and Chief Executive Officer

Date:	February 14, 2007	/s/ Gary Grotjohn
Gary Grotjohn
Chief Financial Officer