Form 10-Q
period 2007-03-31
LITTLE SIOUX CORN PROCESSORS LLC
filed 2007-05-15
CIK 1229899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended March 31, 2007

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

As of May 15, 2007, there were 164,115 units outstanding.

PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Balance Sheet

	March 31	September 30
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and equivalents	$13,792,884	$10,133,691
Restricted cash	1,826,393	—
Short-term investments	—	18,726,834
Accounts receivable	4,265,998	2,655,454
Inventory	3,974,595	2,200,290
Derivative instruments	6,050,312	4,356,698
Prepaid expenses	1,699,059	1,301,319
Total current assets	31,609,241	39,374,286

Property and Equipment
Land and improvements	2,826,839	2,826,839
Plant buildings and equipment	58,027,604	57,971,654
Office buildings and equipment	301,716	213,928
	61,156,159	61,012,421
Less accumulated depreciation	16,156,405	13,649,392
	44,999,754	47,363,029
Construction in progress	30,327,862	4,384,830
Net property and equipment	75,327,616	51,747,859

Other Assets
Long-term investments	103,742	103,742
Land option and other	50,000	189,616
Deferred offering costs	116,909	—
Construction commitment cost	500,000	—
Deferred loan costs, net of accumulated amortization	98,567	141,112
Total other assets	869,218	434,470

Total Assets	$107,806,075	$91,556,615

See Notes to Condensed Consolidated Financial Statements

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Balance Sheet

	March 31	September 30
	2007	2006
	(Unaudited)	(Audited)
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Current maturities of long-term liabilities	$3,455,398	$3,394,196
Accounts payable	2,844,593	2,053,554
Accrued expenses	670,365	575,646
Total current liabilities	6,970,356	6,023,396

Long-Term Liabilities, net of current maturities	11,807,531	13,504,582

Minority Interest	35,633,416	28,864,721

Members’ Equity, 10,941 units issued and outstanding	53,394,772	43,163,916

Total Liabilities and Members’ Equity	$107,806,075	$91,556,615

See Notes to Condensed Consolidated Financial Statements

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	March 31	March 31
	2007	2006
	(Unaudited)	(Unaudited)

Revenues	$33,074,991	$27,498,079

Cost of Goods Sold	20,692,797	19,935,906

Gross Margin	12,382,194	7,562,173

Selling, General, and Administrative Expenses	1,746,902	849,801

Operating Income	10,635,292	6,712,372

Other Income (Expense)
Interest income	274,310	246,916
Interest expense	(4,999)	(328,971)
Other income	(56,713)	24,517
Total other income (expense)	212,598	(57,538)

Net Income Before Minority Interest	10,847,890	6,654,834

Minority Interest in Sudsidiary Income	4,354,791	2,659,079

Net Income	$6,493,099	$3,995,755

Net Income Per Unit - Basic and Diluted	$593.46	$365.21

Distributions Per Unit - Basic and Diluted	$800.00	$842.34

Weighted Average Units Outstanding - Basic and Diluted	10,941	10,941

See Notes to Condensed Consolidated Financial Statements

	Six Months Ended	Six Months Ended
	March 31	March 31
	2007	2006
	(Unaudited)	(Unaudited)

Revenues	$66,680,040	$50,640,010

Cost of Goods Sold	32,736,488	35,307,360

Gross Margin	33,943,552	15,332,650

Selling, General, and Administrative Expenses	2,528,725	1,524,565

Operating Income	31,414,827	13,808,085

Other Income (Expense)
Interest income	646,519	391,698
Interest expense	(317,368)	(629,858)
Other income	(127,009)	78,401
Total other income (expense)	202,142	(159,759)

Net Income Before Minority Interest	31,616,969	13,648,326

Minority Interest in Sudsidiary Income	12,633,252	5,446,091

Net Income	$18,983,717	$8,202,235

Net Income Per Unit - Basic and Diluted	$1,735.10	$749.68

Distributions Per Unit - Basic and Diluted	$800.00	$842.34

Weighted Average Units Outstanding - Basic and Diluted	10,941	10,941

See Notes to Condensed Consolidated Financial Statements

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	Six Months Ended	Six Months Ended
	March 31	March 31
	2007	2006
	(Unaudited)	(Unaudited)
Operating Activities
Net income	$18,983,717	$8,202,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,549,558	2,402,996
Minority interest in subsidiary’s income	12,633,252	5,446,091
Other	195,581
Change in operating assets and liabilities:
Restricted cash	(1,826,393)	—
Accounts recievables	(1,610,544)	502,456
Inventory	(1,774,305)	(540,949)
Derivative instruments	(1,693,614)	(1,228,425)
Prepaid expenses	(397,740)	(453,665)
Accounts payable	(210,477)	2,296,005
Accrued expenses	94,719	(4,668,260)
Net cash provided by operating activities	26,943,754	11,958,484

Investing Activities
Proceeds from investments	18,726,834	3,986,111
Payments for investments	—	(52,172)
Capital expenditures	(25,085,254)	(1,177,949)
Payments for land options and other	(55,965)	(15,316)
Construction commitment costs	(500,000)	—
Net cash provided by (used in) investing activities	(6,914,385)	2,740,674

Financing Activities
Payments of long-term debt	(1,635,849)	(1,609,260)
Deferred offering costs	(116,909)	—
Distribution to minority interest	(5,864,557)	(6,120,759)
Distribution to members	(8,752,861)	(9,216,069)
Net cash used in financing activities	(16,370,176)	(16,946,088)

Net increase (decrease) in cash and equivalents	3,659,193	(2,246,930)

Cash and Equivalents– Beginning of Period	10,133,691	14,135,954

Cash and Equivalents – End of Period	$13,792,884	$11,889,024

Supplemental Cash Flow Information
Interest expense paid	$323,939	$596,965
Interest capitalized	272,535	—
Total interest paid	$596,474	$596,965

Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures in accounts payable	$1,001,516	$849,933

See Notes to Condensed Consolidated Financial Statements

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2007

Note 1:  Nature of Operations

The Company represents Little Sioux Corn Processors, LLC (LLC) and its subsidiary LSCP, LLLP (LLLP).  The Company operates a 52 million gallon ethanol plant, located near Marcus, Iowa.  The plant commenced operations in April 2003.   The Company is currently in the process of expanding the plant from a 52 millions of gallons per year (MMGY) plant to 92 MMGY plant.  The Company sells its production of ethanol, distiller’s grains and solubles, and modified wet distillers grains with solubles in the Continental United States.

Note 2:  Summary of Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s audited consolidated financial statements for the year ended September 30, 2006, contained in the Company’s annual report of Form 10-K for 2006.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the LLC, its 60.15% owned subsidiary, LLLP and its wholly owned subsidiaries Akron Riverview Corn Processors, LLC and Twin Rivers Management Co., LLC.  All significant inter-company transactions and balances have been eliminated in consolidation.

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

Revenue Recognition

The Company sells ethanol and related products pursuant to marketing agreements.  Revenues are recognized when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectibility is reasonably assured.  The Company’s products are shipped FOB shipping point.

In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, marketing fees and commissions due to the marketers are deducted from the gross sales price at the time payment is remitted to the Company.  Because the Company is the primary obligor in the sales arrangement with the customer, these sales and marketing fees and commissions are recorded gross in the accompanying statements of operations.

The Company records incentives received from federal and state programs related to the production of ethanol, as other income, when the Company has sold the ethanol and completed all the requirements of the applicable incentive program.

In March 2007, the ethanol marketing agreement with ADM was extended for four more years.

The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value.

In order for a derivative to qualify as a hedge, specific criteria must be met and appropriate documentation maintained. Gains and losses from derivatives that are do not qualify as hedges, or are undesignated, must be recognized immediately in earnings. If the derivative does qualify as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.  Changes in the fair value of undesignated derivatives are recorded in revenue or cost of goods sold based on the commodity being hedged.

Additionally, SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted as “normal purchases or normal sales”. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal are documented as normal and exempted from the accounting and reporting requirements of SFAS No. 133, and therefore, are not marked to market in our financial statements.

Cash flows associated with derivative instruments are presented in the same category on the Statements of Cash Flow as the item being hedged

In order to reduce the risk caused by market fluctuations, we hedge our anticipated corn and natural gas purchases and ethanol sales by entering into options, futures contracts, and swap agreements. These contracts are used with the intention to fix the purchase price of our anticipated requirements of corn and natural gas in production activities and the sales price of ethanol. The fair value of these contracts is based on quoted prices in active exchange-traded or over-the-counter markets. The fair value of the derivatives is continually subject to change due to changing market conditions. We do not formally designate these instruments as hedges and, therefore, record in earnings adjustments caused from marking these instruments to market on a monthly basis.

Deferred Offering Costs

The Company defers the costs incurred to raise equity financing until that financing occurs.  At such time that the issuance of new equity occurs, these costs will be netted against the proceeds received; or if the financing does not occur, they will be expensed.  The deferred offering costs relate to Akron Riverview Corn Processors, LLC, currently a wholly owned subsidiary of the LLLP, and is currently a development stage company that plans to raise equity for the construction of a 100 MMGY ethanol plant near Akron, Iowa as described in Notes 10 and 11.

Reclassifications

The presentation of certain items in the condensed consolidated balance sheet, statements of operations and cash flows has been changed to conform to the classifications used at March 31, 2007.  These reclassifications had no effect on members’ equity, net income, or cash flows previously reported.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 157 will have, if any, on its consolidated results of operations, financial position and related disclosures, but does not expect it to have a material impact on the financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities” which included an amendment of FASB Statement 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is in the process of evaluating the effect, if any, that the adoption of SFAS No. 159 will have on its consolidated results of operations and financial position.

Note 3:  Inventory

Inventory is comprised of the following at:

	March 31, 2007	September 30, 2006*
Raw materials	$1,490,162	$1,001,783
Supplies	667,280	533,895
Work in process	1,422,951	364,036
Finished goods	395,202	300,576
Totals	$3,975,595	$2,200,290

* Derived from audited consolidated financial statements.

Note 4: Derivative Instruments

At March 31, 2007 and September 30, 2006, the Company had recorded an asset for derivative instruments related to corn, natural gas, and gasoline options and futures positions of approximately $7,877,000 and $4,357,000, respectively.  None of the positions open at March 31, 2007 and September 30, 2006 were designated as cash flow or fair value hedges.  The Company recorded a gain of approximately $3,935,000 in cost of goods sold related to its derivative instruments for the three months ended March 31, 2007, and a gain of $15,027,000 in cost of goods sold for six months ended March 31, 2007.  The Company recorded a gain of approximately $473,000 in cost of goods sold related to its derivative instruments for the three months ended March 31, 2006, and a gain of approximately $1,119,000 in cost of goods sold for six months ended March 31, 2006.  The Company offset revenues with a loss of approximately of $980,000 related to its derivative instruments for the three months ended March 31, 2007, and offset revenues with a loss of $1,279,000 for the six months ended March 31, 2007.  There were no corresponding gains and losses related to revenue for the three months or six months ended March 31, 2006.

During fiscal 2006, the Company had an interest rate cap, which expired on June 1, 2006.  The interest rate cap was not designated as a cash flow or fair value hedge.  The Company offset interest expense with a loss of approximately $25,000 and $35,000, on the interest rate cap, for the three months and six months ending March 31, 2006, respectively.

Note 5:  Construction in Progress

The Company continues to make payments for the expansion to a 92 million gallon plant.  The Company anticipates the expansion will cost approximately $73,000,000. The Company capitalized interest of approximately $273,000 in the six months ended March 31, 2007.

Note 6:  Revolving Promissory Note

Under the terms of the financing agreement with the lending institution, the Company has a revolving promissory note for up to $5,000,000, subject to borrowing base limitations based on the amended and restated debt agreement in April 2007. The revolving promissory note incurs interest monthly at the one month LIBOR plus 280 basis points and is payable in full in March 2008.  The Company pays a commitment fee of .125% on the unused portion of the revolving promissory note.  There were no balances outstanding on the revolving promissory note at March 31, 2007.  The revolving promissory note as well as the term notes described in Note 7 are subject to protective covenants under a common financing agreement requiring the Company to maintain various financial ratios, including debt service coverage and minimum net worth and working capital requirements and secured by all business assets.

Note 7: Long-Term Liabilities

Long-term debt consists of the following:

	March 31, 2007	September 30, 2006*

Term note 2 has fixed principal payments due quarterly with interest at the three month LIBOR plus 280 basis points, which totaled 8.17% at March 31, 2007, payable in full on June 1, 2008. As part of the financing agreement, the Company accepted a fixed rate option on term note 2 by entering into an interest rate swap which effectively fixes the interest rate on this term note at 5.79% until this term note is repaid on June 1, 2008. The Company did not designate the interest rate swap as a fair value or cash flow hedge. The value of the interest rate swap is not significant.	$10,572,234	$11,308,363

Term note 3 bears interest at the three month LIBOR plus 280 basis points, which totaled 8.17% at March 31, 2007. Term note 3 is payable in full on June 1, 2008. The Company is required to make quarterly payments of $506,588 applied to accrued interest on term note 3 and then to principal until this note is paid in full or until maturity.	4,278,227	5,090,129

Term note 4 bears interest at the one month LIBOR plus 280 basis points. Term note 4 is payable in full on June 1, 2008. Term note 4 allows subsequent borrowings up to the original $5,000,000 to the extent of principal payments made until maturity and requires a commitment fee of .25% on any used portion.	—	—

Note payable to Iowa Energy Center, due in monthly payments of $3,472 without interest, maturing on January 29, 2009, secured by real estate, subordinated to term notes.	76,389	97,222

Note payable to Farmers State Bank due in monthly payments of $5,921 including interest at 6% maturing on January 29, 2009, secured by real estate, subordinated to term notes.	86,252	108,136

Note payable to Iowa Department of Economic Development, due in 60 monthly installments beginning August 1, 2004 of $1,167 without interest, payable in full on July 1, 2009, secured by all equipment.	171,500	178,500

Capital lease obligation, due in monthly installments initially totaling $6,658 commencing April 1, 2003 including implicit interest at 3.67% through March 1, 2008, secured by leased equipment.	78,327	116,428

Totals	$15,262,929	$16,898,778

Less amounts due within one year	3,455,398	3,394,196

Totals	$11,807,531	$13,504,582

* Derived from audited consolidated financial statements.

As part of the financing agreement, the premium above the LIBOR on the term notes and revolving promissory note has been reduced based on a financial ratio from the original 380 basis points.  The financing agreement requires an annual servicing fee of $50,000.

The estimated maturities of long-term liabilities at March 31, 2007 are as follows:

2007	$3,455,398
2008	11,664,031
2009	143,500
Total long-term liabilities	$15,262,929

Note 8:  Members’ Equity

On January 16, 2007, the Board of Directors declared a distribution of $14,718,019 from LLLP to the partners, which was paid in February 2007.  The LLC received approximately $8,854,000 of this distribution.  In February 2007, the LLC paid $800.00 per unit to the LLC unit holders.  In April 2007, the Company declared a unit distribution of 14 units per unit held by members.  After the unit distribution, there will be 164,115 units outstanding. Unit amounts in this statement have not reflected the unit split.

Note 9:  Related Party Transactions

The Company has balances and transactions in the normal course of business with various related parties.  Significant related party transactions affecting financial statements as of and for the periods ended as follows:

	March 31, 2007	September 30, 2006*
Balance Sheet
Accounts receivable	$3,644,000	$2,236,000
Accounts payable	90,000	137,000

	Three Months Ended March 31, 2007	Six Months Ended March 31, 2007
Statements of Income
Revenues	$29,914,000	$60,121,000
Expenses	3,568,000	7,471,000

	Three Months Ended March 31, 2006	Six Months Ended March 31, 2006
Statements of Income
Revenues	$24,050,000	$44,357,000
Expenses	2,443,000	6,542,000

*Derived from audited consolidated financial statements

The Company incurred approximately $23,100,000 related to the construction commitment cost and  construction in progress performed by a related party during the six months ended March 31, 2007.

Note 10: Akron Riverview Corn Processors, LLC

Project Information

Akron Riverview Corn Processors, LLC (ARCP) was formed as an Iowa Limited Liability Company, November 27, 2006, for the purpose of developing a project to build a 100 million gallon dry mill corn-processing ethanol plant expected to be located in Plymouth County, Iowa near Akron.  ARCP is a development stage company with no prior operating history.  ARCP does not expect to generate any revenue until the plant operations begin.

Project Funding

On February 27, 2007, ARCP entered into a subscription agreement with LLLP, in which ARCP accepted a subscription agreement for $19,999,900 in exchange for 15,000 Class A units at $666.66 per unit and 12,500 Class A units at $800 per unit, totaling 27,500 Class A units.   ARCP has two classes of membership units, Class A and B, with each unit representing a pro rata ownership interest in the ARCP’s capital, profits and losses, and distributions.  Class B unit holders will not be able to elect board members of the ARCP unless the Class B unit holder holds at least 15,000 units. The ARCP’s Board is currently identical to the Boards of LSCP, LLLP and Little Sioux Corn Processors, LLC.

ARCP is in the process of filing a Form SB-2 Registration Statement with the Securities and Exchange Commission (SEC).  The offering will be for a minimum of 70,000 Class B units and up to 100,000 Class B units for sale at $1,000 per unit.  Offering proceeds will be held in escrow until the earliest of the receipt of $70,000,000 or more in cash proceeds, one year from the effective date of the registration statement, or termination of the offering.  ARCP anticipates funding the development of the ethanol plant by raising total equity of at least approximately

$90,000,000 and securing financing for up to approximately $112,500,000, less any grants received.  The amount of debt financing needed depends on the amount of equity raised in the offering.

Builder Commitment Fee

The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to approximate $202,500,000.  ARCP signed a letter of intent in March 2007 with a general contractor, a related party, to design and build the ethanol plant at a total contract price of approximately $129,505,000.  The contract price is subject to changes based on corresponding changes to the Construction Cost Index (CCI), published by Engineering News-Record magazine, from January 2007 (7879.58).  The Company budgeted a reserve for potential increases in the CCI of approximately $7,800,000.  The contract price is also subject to a 0.50% surcharge for each calendar month that has passed between January 2007 and the month in which a valid Notice to Proceed is given.  The total increase due to changes caused by the CCI and the 0.50% surcharge is limited to 6%.  The letter of intent terminates on November 5, 2007, unless a valid Notice to Proceed has been accepted by the Design-Builder.  The termination date may be extended upon mutual written agreement.  A non-refundable commitment fee of $500,000 has been paid with the signing of the letter of intent which will be credited towards the contract price should the Company choose to execute the design build agreement.  The general contractor is an investor in LSCP, LLLP.

ARCP entered into a Phase I and Phase II engineering services agreement with an affiliate of the general contractor.  In exchange for the performance of certain engineering and design services, ARCP has agreed to pay $185,000, which will be credited against the total design-build cost.  ARCP will also be required to pay certain reimbursable expenses per the agreement.

Land Options

LSCP obtained two land options on the intended site of the ethanol plant in Plymouth County, Iowa to purchase approximately 300 acres of land.  The land options were contributed to ARCP as part of the subscription agreement and valued at the cost of the options fees paid, which was $50,000.  The land options give the Company the right to purchase the land for approximately $4,500,000 until June 19, 2007 with the option fees being applied to the final purchase price.  If the options are not exercised, the land option agreements become null and void and the owner of the land retains the option fees.  The options must be exercised together.  In addition, the Company paid rent for the two sites for the 2007 crop year of approximately $56,000, which was expensed.

Note 11:  Commitments, and Contingencies

Contractual Obligations

The following table provides information regarding the consolidated contractual obligations of the Company as of March 31, 2007:

	Total	Less than One Year	One to Three Years
Long-Term Debt Obligations	$16,225,044	$4,245,391	$11,979,653
Operating Lease Obligations	$316,220	$187,371	$128,849
Purchase Obligations	$71,098,830	$69,463,561	$1,635,269
Total Contractual Obligations	$87,640,094	$73,896,323	$13,743,771

Long-Term Debt Obligations include estimated interest.

Akron Riverview Corn Processors, LLC

The LLLP currently has a subscription agreements with Akron Riverview Corn Processors, LLC for approximately $20,000,000 and receives, in exchange, 27,500 Class A shares.   See Note 10 for additional information.

Note 12: Subsequent Events

On April 5, 2007, the LLLP amended and restated the loan agreement between the LLLP and First National Bank of Omaha, N.A. The agreement provided for a construction loan for up to $73,000,000 for the partial funding of the 40 MMGY expansion to the Marcus, Iowa, ethanol plant.  The construction loan requires interest at the one month LIBOR plus 310 loan points.  Upon completion of construction, the construction loan converts into term notes for up to $82,278,227 with interest at the three month LIBOR plus 260 to 300 basis points.  These term notes will be payable in full five years from completion of the construction.  The amended and restated loan agreement requires excess cash flow payments of up to $5,000,000 to be paid at the end of each year.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three-month period ended March 31, 2007, compared to the same period of the prior fiscal year.  This discussion should be read in conjunction with the consolidated financial statements and notes and the Management’s Discussion and Analysis section for the fiscal year ended September 30, 2006, included in the Company’s Annual Report on Form 10-K.

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

Overview

Little Sioux Corn Processors, L.L.C. (the “Company”) is an Iowa limited liability company that owns the sole general partnership interest of LSCP, LLLP, (the “Partnership”) an Iowa limited liability limited partnership.  As general partner, we manage the business and day-to-day operations of the Partnership’s 52 million gallon per year (MMGY) ethanol plant located near Marcus, Iowa in northwest Iowa (the “Plant”).  We currently own a 60.15% ownership interest in the Partnership.  The Partnership has wholly owned subsidiaries: Akron Riverview Corn Processors, LLC

(“Akron”) and Twin Rivers Management Co., LLC.  Akron is an Iowa limited liability company that is developing a 100 million gallon per year ethanol plant in Plymouth County, near Akron, Iowa.  The Company, its subsidiaries, and its Partnership, are collectively referred to in this report as “LSCP,” “we,” or “us.”

Our revenues are derived from the sale and distribution of our ethanol, distillers grains and corn oil throughout the continental United States.  Corn is supplied to us primarily from local agricultural producers and from purchases of corn on the open market. After processing the corn, ethanol is sold to Archer Daniels Midland Co. (“ADM”), which subsequently markets and sells the ethanol to gasoline blenders and refineries located throughout the continental United States.  The term of our ADM Agreement was set to expire in April 2007, and on March 29, 2007 we entered into an Amended and Restated Ethanol Marketing Agreement with ADM in order to continue our relationship.  The initial term of the agreement is four years, and unless the contract is terminated it will renew automatically for successive additional terms of one year each.  The price that we receive from the sale of ethanol to ADM is based upon the price that ADM receives from the sale to its customers, minus a marketing fee.  Some of our distillers grains are sold directly to local farmers, and the remainder is sold through Commodity Specialist Company (“CSC”) which markets and sells the product to livestock feeders.  For our distillers grains, we receive a percentage of the selling price actually received by CSC in marketing the distillers grains to its customers.  We market and sell our corn oil to regional wholesalers.  Presently, the end use of our corn oil is in the livestock industry.

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

Results of Operations for the Three Months Ended March 31, 2007 and 2006

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our consolidated statements of operations for the three months ended March 31, 2007 and 2006:

	March 31, 2007		March 31, 2006
Income Statement Data	Amount	%	Amount	%
Revenues	$33,074,991	100.0	$27,498,079	100.0

Cost of Goods Sold	$20,692,797	62.6	$19,935,906	72.5

Gross Profit	$12,382,194	37.4	$7,562,173	27.5

Operating Expenses	$1,746,902	5.3	$849,801	3.1

Operating Income	$10,635,292	32.1	$6,712,372	24.4

Other Income (Expense)	$212,598	0.6	$(57,538)	(0.2)

Net Income Before Minority Interest	$10,847,890	32.7	$6,654,834	24.2

Minority Interest in Subsidiary Income	$4,354,791	13.2	$2,659,079	9.7

Net Income	$6,493,099	19.5	$3,995,755	14.5

Revenues. The increase in revenues from the three months ended March 31, 2007 compared to the three months ended March 31, 2006 is due primarily to an increase in the price per gallon we received for the ethanol sold. The price per gallon we received for the three months ended March 31, 2007 was approximately 30% higher than the price per gallon received for the three months ended March 31, 2006 due to the strong ethanol market.  Revenue from sales of our co-products also increased by approximately 19% in the three months ended March 31, 2007 compared to the three months ended March 31, 2006 due to increases in the sales prices for these co-products.

Due to a number of factors, including the higher price of petroleum gasoline and seasonal demand, ethanol prices remained high during the period covered by this report. We believe the favorable prices are primarily due to high demand for ethanol, created by a number of factors, including the declining use of MTBE as an oxygenate, the high price of gasoline, which encourages voluntary blending, and the growing recognition of ethanol as an alternative energy source. We believe this trend will continue through peak driving season in the summer of 2007. Ethanol prices are still higher than the 10-year average. However, we cannot guarantee that the price of ethanol will not significantly decrease due to factors beyond our control.

A greater supply of ethanol on the market from additional plants and plant expansions could reduce the price we are able to charge for our ethanol, especially if supply outpaces demand. As of May 8, 2007, the Renewable Fuels Association reports that there were 118 ethanol plants in operation nationwide with the capacity to produce 6.1 billion gallons annually, with approximately 79 ethanol plants under construction and 8 planned expansions, expanding total ethanol production capacity by an additional 6.4 billion gallons. Accordingly, the price of ethanol may trend downward if supply exceeds demand, which would negatively impact our earnings.

With respect to distillers grains, we believe that prices will follow the same trend as corn prices, which are discussed below under “Cost of Goods Sold.” We expect revenues from the sale of distillers grains should remain higher than fiscal 2006.

Cost of Goods Sold. Our cost of goods sold as a percentage of revenues were 62.6% and 72.5% for the three months ended March 31, 2007 and 2006, respectively. The 9.9% decrease in our cost of goods sold from period to period is primarily due to the increased values of our corn derivatives which are used to offset corn costs. The cost reduction resulting from our corn derivatives was approximately 3 times greater for the three months ended March 31, 2007, than the cost reductions recorded for the three months ended March 31, 2006. These cost reductions were a result of higher corn prices which increased the values of our derivatives. As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Corn costs significantly impact our cost of goods sold. The United States Department of Agriculture’s National Agricultural Statistics Service reported the final 2006 national corn production at approximately 10.5 billion bushels, which was the third largest corn crop on record. The National Agricultural Statistics Service measured Iowa’s production at slightly over 2 billion bushels. However, despite the large 2006 corn crop, corn prices have continued to increase. Additionally, due to increased exposure of ethanol, corn is now being viewed as an “energy commodity” as opposed to strictly a “grain commodity,” contributing to the upward pressure on corn prices.  For the first time, ethanol use of corn is projected to outpace the amount of corn that is exported. A recent USDA report entitled “World Agricultural Supply and Demand Estimates” (May 11, 2007), projects the U.S. corn 2007 season-average farm prices at $3.10-3.70 per bushel. We expect corn prices to remain at historically high price levels well into 2007, which could significantly impact our cost of goods sold. For the three months ended March 31, 2006, we paid a weighted average of $1.89 per bushel of corn.  For the three months ended March 31, 2007, we paid a weighted average of $3.42 per bushel of corn.  This trajectory of increasing prices suggests that the USDA prediction that 2007 corn prices could reach $3.70 per bushel or more is a reasonable expectation.

Our natural gas costs decreased by approximately 42% for the three months ended March 31, 2007 compared to the same period in 2006. This resulted from an approximate 45% reduction in the price per MMBTU that we paid for natural gas for the three months ended March 31, 2007 compared to the same period in 2006. This was partially offset by an increase in the number of MMBTUs we consumed. For the three months ended March 31, 2007, the number of MMBTUs we consumed was approximately 4% higher than the MMBTUs we consumed in the same period in 2006.

Operating Expenses. Our operating expenses as a percentage of revenues were 5.3% and 3.1% for the three months ended March 31, 2007 and 2006, respectively.  This increase resulted from (i) increased professional, consulting and legal fees associated with compliance with Sarbanes-Oxley, organizational costs for possible new ventures, and (ii) increased payroll expenses.

Operating Income. Our income from operations for the three months ended March 31, 2007 totaled $10,635,292 compared to $6,712,372 for the three months ended March 31, 2006 before minority interest. This was a result of the substantial increase in gross profit for the three months ended March 31, 2007, although it was partially offset by higher operating expenses for the same period.

Other Income (Expense).  We had other income of $212,598 for the three months ended March 31, 2007 compared to other expense of $57,538 for the three months ended March 31, 2006.  This change resulted from the company capitalizing interest for the expansion payments made from excess cash in the three months ended March 31, 2007.  This resulted in reducing the interest we expensed during the period.

Results of Operations for the Six Months Ended March 31, 2007 and 2006

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our consolidated statements of operations for the six months ended March 31, 2007 and 2006:

	March 31, 2007		March 31, 2006
Income Statement Data	Amount	%	Amount	%
Revenues	$66,680,040	100.0	$50,640,010	100.0

Cost of Goods Sold	$32,736,488	49.1	$35,307,360	69.7

Gross Profit	$33,943,552	50.1	$15,332,650	30.3

Operating Expenses	$2,528,725	3.8	$1,524,565	3.0

Operating Income	$31,414,827	47.1	$13,808,085	27.3

Other Income (Expense)	$202,142	0.3	$(159,759)	(0.3)

Net Income Before Minority Interest	$31,616,969	47.4	$13,648,326	27.0

Minority Interest in Subsidiary Income	$12,633,252	18.9	$5,446,091	10.8

Net Income	$18,983,717	28.5	$8,202,235	16.2

Revenues.  The increase in revenues from the six months ended March 31, 2007 compared to the six months ended March 31, 2006 was primarily due to a 29% increase in price per gallon we received for the ethanol sold.

Cost of Goods Sold.  The decrease in our cost of goods for the six months ended March 31, 2007 compared to the six months ended March 31, 2007 was primarily due to the increased values of our corn derivatives offset by higher prices paid for corn.

Operating Expenses.  Our operating expenses as a percentage of revenues remained relatively constant for the six months ended March 31, 2007 and 2006.

Operating Income.  Our income from operations as a percentage of revenues increased to 47.1% for the six months ended March 31, 2007 compared to 27.3% for the six months ended March 31, 2006.   This increase in operating income resulted primarily from increased revenues resulting from higher ethanol prices.

Other Income (Expense).  Our other income (expense) as a percentage of revenues was 0.3% and (0.3%) for the six months ended March 31, 2007 and 2006, respectively.  This decrease in other expense was due primarily to the increase in interest income we received during the period.

Changes in Financial Condition for the Six Months Ended March 31, 2007

Consolidated assets totaled $107,806,075 at March 31, 2007 compared to $91,556,615 at September 30, 2006. Current assets totaled $31,609,241 at March 31, 2007 down from $39,374,286 at September 30, 2006. The change resulted from a decrease in cash and short-term investments which totaled $13,792,844 at March 31, 2007 compared to $28,860,525 at September 30, 2006 resulting from payments made for construction costs; offset by  (i) an increase in the value of accounts receivable which totaled $4,265,998 at March 31, 2007 compared to $2,655,454 at September 30, 2006; (ii) an increase in the value of inventories which totaled $3,974,595 at March 31, 2007 compared to $2,220,290 at September 30, 2006; (iii) an increase in the fair market value of our derivatives which totaled $6,050,312 at March 31, 2007 compared to $4,356,698 at September 30, 2006;.

Consolidated current liabilities totaled $6,970,356 at March 31, 2007 compared to the $6,023,396 at September 30, 2006.  Long-term debt, net of current maturities, totaled $11,807,531 at March 31, 2007 down from $13,504,582 at September 30, 2006. This reduction occurred as a result of our regularly scheduled loan payments.

Strategies: Expansion

Marcus Plant Expansion

During fiscal year 2006, we commenced a plant expansion which when completed, will increase the ethanol production capacity of our plant by 40 million gallons to 92 million gallons annually. We expect the expansion to be substantially complete early in the 2008 calendar year and that the total cost of the expansion project will be approximately $73,000,000. The completion date and cost of the expansion project is a preliminary estimate and we expect it will change as we continue to gather information relating to the expansion.  The expansion project, as of the date of this report, was approximately 50% complete.

We expect to finance the 40 million per year expansion using both a portion of our cash and additional debt to finance the required capital expenditure.  We do not expect to seek additional equity from our members to fund this expansion.  On April 5, 2007, we entered into an Amended and Restated Construction Loan Agreement (the “Amended Agreement”) with First National Bank of Omaha, N.A. (“FNBO”).  Under the Amended Agreement, FNBO has agreed to loan us up to $73,000,000 (the “Construction Loan”) for the purpose of partially funding the construction of the 40 million gallon per year expansion of our facility and the subsequent replacement of the Construction Loan with an amount of up to $82,278,227 (the “Term Loan”), together with a $5,000,000 operating line of credit and letter of credit facility (the “Operating Loan”) and swap contracts.  For additional information regarding our expansion debt financing commitment, see “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Indebtedness, Expansion Debt Financing.”

Management anticipates that the Plant will continue to operate at or above name-plate capacity of 52 million gallons per year until the expansion is completed, at which time the name-plate capacity will increase to 92 million gallons per year.  We estimate that the Plant will start operating at 92 million gallons per year in September 2007, although tangential work on the expansion project, such as rail siding, road work and landscaping, will continue until the project is fully complete early in the 2008 calendar year.  This current expansion will be completed while the current facility remains in production.  However, the Plant may be shut down from time to time over the next 12 months to incorporate expansion improvements.

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

Development of Akron Ethanol Plant

In addition to expansion of the Plant, we executed a subscription agreement to purchase 27,500 Class A units in Akron, our wholly owned subsidiary.  Akron is an Iowa limited liability company organized for the purpose of developing and constructing a 100 million gallon per year ethanol plant in Plymouth County near Akron, Iowa.  We have initially capitalized Akron by committing to contribute $9,999,900 in exchange for 15,000 Class A units at the price of $666.66 per unit and $10,000,000 in exchange for 12,500 Class A units at a price of $800 per unit.  In connection with our subscription, we paid a down payment and signed a promissory note.  We will pay Akron the entire amount due under the promissory note within twenty (20) days of receiving notice from Akron that it is due. However,there is no assurance that if we determine to pursue involvement with the Akron plant that we will be successful.

In connection with our study of the opportunities in Akron, we obtained two options for the real estate in the area.  We entered into a real estate option agreement with the Mary Frances Wohlenberg Trust, an unrelated party, granting us an option to purchase approximately 156 acres of land (the “Wohlenberg Site”). We also entered into a real estate option agreement with Robert E. and Margaret Lias, who are unrelated to us, granting us an option to purchase approximately 140 acres of land adjacent to the Wohenberg site (the “Lias Site”).  The two options must be exercised together. On March 20, 2007 we assigned the options to the Lias and Wohlenberg sites to Akron Riverview Corn Processors, LLC.

Unit Split

Subsequent to the end of the period covered by this report, our board of directors declared a fifteen-for-one membership unit split to be effected in the form of a unit distribution of fourteen membership units for each membership unit outstanding.  The record date for the membership unit split was February 1, 2007.  We anticipate the additional unit certificates will be distributed in late May or early June 2007. The unit split resulted in a change of our issued and outstanding units from 10,941 to 164,115.

Liquidity and Capital Resources

The following table shows cash flows for the six months ended March 31, 2007 and 2006:

	2007	2006
Net cash from operating activities	$26,943,754	$11,958,484
Net cash (used for) provided by investing activities	$(6,914,385)	$2,740,674
Net cash used for financing activities	$(16,370,176)	$(16,946,088)
Net increase (decrease) in cash and equivalents	$3,659,193	$(2,246,930)

Cash Flow From Operations. Cash provided by operating activities was $26,943,754 for the first six months of fiscal 2007, which was up from $11,958,484 for the first six months of fiscal 2006. This increase resulted primarily from the increase in net income in fiscal 2007. Our capital needs are being adequately met through cash from our operating activities and our current credit facilities.

Cash Flow From Investing Activities. Cash used in investing activities was $6,914,385 for the first six months of fiscal 2007, compared to cash provided of $2,740,674 for the first six months of fiscal 2006. This decrease in cash used resulted from an increase in funds needed to be expended for our current expansion construction, less proceeds from the sale of short-term investments.

Cash Flow From Financing Activities. We used cash to pay down our debt by $1,635,849 in the first six months of fiscal 2007 compared to $1,609,260 in the first six months of fiscal 2006. Additionally, the total amount of cash we distributed to partners and members totaled $14,617,418 in the first six months of fiscal 2007 compared to $15,336,828 in the first six months of fiscal 2006.

Indebtedness

Short-Term Debt Sources. We maintain a line of credit with First National Bank of Omaha through March 2008 to finance short-term working capital requirements. Under the line of credit, we may borrow up to $5,000,000 under a revolving promissory note. The interest payable on the revolving promissory note is due monthly at the one month LIBOR plus 2.80%. We pay a commitment fee of 0.125% on the unused portion of the line. There was no outstanding balance as of March 31, 2007. The maximum available credit under this note is based on receivable and inventory balances. Our current receivable and inventory balances are not sufficient to allow us to use the maximum amount of the operating line of credit. The operating line of credit is subject to protective covenants requiring us to maintain various financial ratios and is secured by all of our business assets.

Long-Term Debt Sources. We have long-term debt financing consisting of three term notes held by First National Bank of Omaha and referred to as Term Notes 2, 3, and 4. At March 31, 2007, the principal balance on Term Note 2 was $10,572,234. Term Note 2 is payable in quarterly installments. Interest on Term Note 2 is at the three month LIBOR plus 2.80%, which totaled 8.17% as of March 31, 2007. Term Note 2 is payable in full on June 1, 2008. In order to achieve a fixed interest rate on Term Note 2, we entered into an interest rate swap which helps protect our exposure to increases in interest rates and the swap effectively fixes the interest rate on Term Note 2 at 5.79% until June 1, 2008.

At March 31, 2007, the principal balance on Term Note 3 was $4,278,227. Term Note 3 is payable in quarterly installments. Interest on Term Note 3 is at the three month LIBOR plus 2.80%, which totaled 8.17% as of March 31, 2007. Term Note 3 is payable in full on June 1, 2008. As part of the financing agreement, we have agreed to pay an annual servicing fee of $50,000.

At March 31, 2007, there was no principal balance on Term Note 4. Term Note 4 is payable in quarterly installments. Interest on Term Note 4 is at the one month LIBOR plus 2.80%. Term Note 4 is payable in full on June 1, 2008. Term Note 4 allows borrowings up to the original principal of $5,000,000 to the extent of principal payments made until maturity.

We have a capital lease obligation in the amount of $78,328 on which we pay monthly installments totaling $6,658, with an implicit interest rate of 3.67%. This obligation is secured by the leased equipment and runs through March 1, 2008.

We have a note in the amount of $76,389 payable to the Iowa Energy Center on which we pay monthly installments of $3,472 without interest. This note is secured by real estate, but is subordinated to the term notes. It matures on January 29, 2009.

We have a note with Farmers State Bank of Marcus, Iowa in the amount of $86,252 on which we pay monthly installments of $5,921, including interest at 6%. This note is secured by real estate, but is subordinated to the term notes. It matures on January 29, 2009.

We have a note totaling $171,500 payable to the Iowa Department of Economic Development on which we pay monthly installments of $1,167 without interest. This note is secured by all equipment and matures on July 1, 2009.

Expansion Debt Financing.

On April 5, 2007, we entered into an Amended and Restated Construction Loan Agreement (the “Amended Agreement”) with First National Bank of Omaha, N.A. (“FNBO”).  Under the Amended Agreement, FNBO has agreed to loan us up to $73,000,000 (the “Construction Loan”) for the purpose of partially funding the construction of the 40 million gallon per year expansion of our facility and the subsequent replacement of the Construction Loan with an amount of up to $82,278,227 (the “Term Loan”), together with a $5,000,000 operating line of credit and letter of credit facility (the “Operating Loan”) and swap contracts.

Our obligations currently include (i) a fixed rate term loan with a principal balance of $10,572,234 (the “Existing Swap Note”); (ii) a variable interest loan with a principal balance of $4,278,227 (the “Existing Variable Rate Note”); (iii) a long term revolving loan with an available commitment of $5,000,000 (the “Existing Long Term Revolving Note”); (iv) an operating line and letter of credit facility which has an available commitment of $3,500,000 (the “Existing Operating Note”); and (v) a business credit card loan which has an available commitment of $100,000 (the “Business Credit Card Loan”).

Under the Amended Agreement, the Existing Swap Note and Business Credit Card Loan are subject to the same terms and conditions, including interest rate, interest period, repayment terms, as our previous credit facility with FNBO.  In addition, through the Construction Loan Termination Date, the Existing Variable Rate Note and the Existing Long Term Revolving Note will continue to be subject to the same terms and conditions, including interest rate, interest period, repayment terms, as our existing credit facility; provided, however, interest shall accrue on the Existing Variable Rate Note and the Existing Long Term Revolving Note at a variable rate equal to the applicable LIBOR Rate set forth in such Notes, plus (a) 280 basis points prior to acceleration or maturity, and (b) an additional 600 basis points after maturity, whether by acceleration or otherwise.  On the Construction Loan Termination Date, the Existing Variable Rate Note and the Existing Long Term Revolving Note will be converted with the Construction Loan into the Term Loan described below.

The Amended Agreement also provides for refinancing of our Existing Operating Note.  Under the refinanced operating loan (the “Operating Loan”) FNBO will loan us an amount up to $5,000,000 which shall provide both operating line of credit financing and FNBO will issue letters of credit at our request.  The aggregate amount of any letter of credit at the time of issuance shall not exceed $1,000,000 and unless otherwise agreed to by FNBO, no letter of credit shall have an expiration date more than one (1) year from the date of issuance. We may borrow, repay and reborrow under the Operating Loan, without penalty or premium, either the full amount of the Long Term Revolving Loan or any lesser sum.

During the construction period interest on the Construction Loan will be payable on a quarterly basis on the outstanding principal amount at a variable rate equal to the 1 month LIBOR Rate, in effect from time to time, plus (a) 310 basis points prior to acceleration or maturity, and (b) an additional 600 basis points after maturity, whether by acceleration or otherwise.  On the Construction Loan Termination Date, the Construction Loan will be converted into the Term Loan and replaced by the following term notes:

(a)           The Swap Note. A loan in the maximum amount of $36,500,000.  Interest on the Swap Note shall accrue at a variable rate equal to the three (3) month LIBOR Rate, in effect from time to time, plus (a) 260 basis points prior to acceleration or maturity, and (b) an additional 600 basis points after maturity, whether by acceleration or otherwise.  The Swap Note will mature and terminate on the fifth anniversary of the Construction Loan Termination Date.

(b)           The Variable Rate Note.  A loan in the maximum amount of $35,778,227 representing the principal balance of the Construction Note plus the entire principal amount and all accrued and unpaid interest under the Existing Variable Rate Note, if any, less the Swap Note and less $5,000,000 of the Long Term Revolving Loan.  Interest on the Variable Rate Note shall accrue at a variable rate equal to the three (3) month LIBOR Rate, in effect from time to time, plus (a) 300 basis points prior to acceleration or maturity, and (b) an additional 600 basis points after maturity, whether by acceleration or otherwise. The Variable Rate Note will mature and terminate on the fifth anniversary of the Construction Loan Termination Date.

(c)           The Long Term Revolving Note.  A loan in the maximum amount of $10,000,000 representing the entire principal amount and all accrued and unpaid interest under the Existing Long Term Revolving Note, if any, and $5,000,000 converted from the Construction Loan on the Construction Loan Termination Date.  Interest on the Long Term Revolving Note shall accrue at a variable rate equal to the 3 month LIBOR Rate, in effect from time to time, plus (a) 300 basis points prior to acceleration or maturity, and (b) an additional 600 basis points after maturity, whether by acceleration or otherwise.  We may borrow, repay and reborrow under the Long Term Revolving Loan, without penalty or premium, either the full amount of the Long Term Revolving Loan or any lesser sum until termination of the Long Term Revolving Note. The Long Term Revolving Note will mature and terminate on the fifth anniversary of the Construction Loan Termination Date.

We are obligated to repay the Term Loan as follows:

(a)         We will make quarterly principal payments on the Swap Note ranging from approximately $612,000 to $859,000 plus accrued interest commencing on the first day of the first quarter immediately following the Construction Loan Termination Date. A final balloon payment of approximately $23,000,000 will be due on the termination date of the Swap Note.

(b)         We will make quarterly payments of $1,362,429 beginning the first day of the first quarter immediately following the Construction Loan Termination Date which shall be allocated as follows:  (i) first to accrued and unpaid interest on the Long Term Revolving Note, (ii) next to accrued and unpaid interest on the Variable Rate Note, and (iii) next to principal on the Variable Rate Note.

(c)          After the Variable Rate Note has been fully paid, such quarterly payments shall be allocated first to accrued and unpaid interest on the Long Term Revolving Note, and then to principal on the Long Term Revolving Note, with reductions in the availability thereof .

(d)          At the end of each fiscal year, we must apply an amount equal to 25% of our excess cash flow but not to exceed $5,000,000 to the term notes.  Excess cash flow is determined as EBITDA less capital expenditures, taxes and allowable distributions, required payments to FNBO and subordinated debt.

(e)          Notwithstanding the foregoing, all unpaid principal and accrued and unpaid interest for all Term Notes shall be due and payable on their respective termination dates, if not sooner paid.

In connection with the Amended Agreement, we executed a mortgage in favor of FNBO creating a first lien on our real estate and plant and a security interest in all personal property located on our property.  In addition, we assigned, in favor of FNBO, all rents and leases to our property, the design/build contract, our marketing contracts, risk management services contract and lease agreement.

As a condition to FNBO making loans under the Amended Agreement, we were required to collaterally assign to FNBO all of our right, title and interest in and to any and all membership or other equity interest in Akron Riverview Corn Processors, LLC in exchange for its consent to our making of an equity contribution in the aggregate amount of approximately $20,000,000 to Akron Riverview Corn Processors, LLC.  In addition, we will also be subject to certain financial loan covenants consisting of minimum working capital, minimum debt coverage, and minimum tangible net worth.  After the construction phase, we will only be allowed to make annual capital expenditures up to $1,000,000 annually without prior approval.  We will also be prohibited from making distributions to our members of greater than 40% of the net income for such fiscal year if our leverage ratio (combined total liabilities to net worth) is greater than or equal to 1.0:1.0.  If our leverage ratio is less than 1.0:1.0, we may make distributions up to 65% of our net income.  We must be in compliance with all financial ratio requirements and loan covenants before and after any distributions to our members.  Our failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving promissory note and terms notes and/or the imposition of fees, charges or penalties.  Any acceleration of the debt financing or imposition of significant fees, charges or penalties may restrict or limit our access to the capital resources necessary to continue plant operations.

Upon an occurrence of an event of default or an event which will lead to our default, FNBO may upon notice terminate its commitment to loan funds and declare the entire unpaid principal balance of the loans, plus accrued interest, immediately due and payable.   An event of default includes, but is not limited to, our failure to make payments when due, insolvency, any material adverse change in our financial condition or our breach of any of the covenants, representations or warranties we have given in connection with the transaction.

Contractual Obligations and Commercial Commitments. Except as disclosed in this report, there were no material changes in our contractual obligations and commercial commitments during the three months ended March 31, 2007.

Critical Accounting Estimates

There were no material changes in our accounting estimates during the three months ended March 31, 2007.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving promissory note and three term notes which bear variable interest rates. Specifically, we have $15,262,929 outstanding in variable rate, long-term debt as of March 31, 2007. The specifics of each note are discussed in greater detail in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness.”

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. At March 31, 2007 and September 30, 2006, the fair value of our derivative instruments for corn, natural gas, and gasoline is an asset in the amount of $6,050,312 and $4,356,698 respectively. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

We estimate that our expected corn usage is approximately 19 million bushels per year for the production of 52 million gallons of ethanol. We have price protection in place for a portion of our expected corn usage for fiscal year 2007 and fiscal year 2008 using forward contracts, CBOT futures and options and Over-the-Counter option contracts. As we move forward, additional protection may be necessary. As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. As we move forward, additional price protection may be required to solidify our margins in the current and future fiscal years. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

To manage our natural gas price risk, we entered into a natural gas purchase agreement with our supplier to supply us with natural gas. This purchase agreement fixes the price at which we purchase natural gas. We have purchased a portion of our fiscal year 2007 and fiscal year 2008 natural gas requirements utilizing both cash, futures and options contracts. We may also purchase additional natural gas requirements for the 2007 and 2008 calendar years as we attempt to further reduce our susceptibility to price increases. We recently entered into gasoline derivative instruments to hedge the variability of ethanol prices. While not perfectly correlated, we have found that ethanol and gasoline prices tend to move in tandem. Therefore, the gasoline contracts we have entered into are intended to offset cash decreases in the price of ethanol we receive.

A sensitivity analysis has been prepared to estimate our exposure to corn, gasoline and natural gas price risk. The table presents the fair value of our derivative instruments as of March 31, 2007 and September 30, 2006 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

	Fair Value	Effect of Hypothetical Adverse Change — Market Risk
March 31, 2007	$6,050,312	$605,031
September 30, 2006	$4,356,698	$435,669

ITEM 4.  CONTROLS AND PROCEDURES.

Our management, including our President and Chief Executive Officer (the principal executive officer), Stephen Roe, along with our Chief Financial Officer (the principal financial officer), Gary Grotjohn, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2007.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of March 31, 2007 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our Annual Meeting on March 22, 2007.  Two matters were submitted to a vote of our members.  The first was to elect the 3 open Class A director seats on the board of directors available due to the expiration of the terms of office of 3 incumbent Class A directors.  Verdell Johnson, Timothy Ohlson and Myron Pingel were elected to serve another term as Class A directors.  The following Class A directors’ terms were not expired at our Annual Meeting and, thus, they did not stand for election:  Dale Arends, Daryl Haack, Ron Wetherell, Vince Davis, Darrell Downs and Doug Lansink.  Class B directors are appointed and serve at the discretion of the limited partners of LSCP, LLLP, an Iowa limited liability limited partnership of which Little Sioux Corn Processors, L.L.C. is the general partner.  Our Class B directors, therefore, did not stand for election at our Annual Meeting.  The votes for the nominee directors were as follows:

Director Nominee	For	Against	Abstain
Verdell Johnson	6,800	83	23
Tim Ohlson	6,841	50	13
Myron Pingel	6,843	40	13

In addition, a proposal was presented to the members to make an amendment to our Third Amended & Restated Operating Agreement.  This amendment increased the units the directors could issue without a vote of the shareholders from 15,000 units to 170,000 units.  The votes on the proposal were 6,584 votes in favor of the amendment, 119 votes against the amendment and 153 votes abstained.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibits are filed as part of this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITTLE SIOUX CORN PROCESSORS, L.L.C.

Date:	May 15, 2007	/s/ Stephen Roe
Stephen Roe
President and Chief Executive Officer

Date:	May 15, 2007	/s/ Gary Grotjohn
Gary Grotjohn
Chief Financial Officer