Form 10-Q
period 2007-06-30
LITTLE SIOUX CORN PROCESSORS LLC
filed 2007-08-14
CIK 1229899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended June 30, 2007

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

As of August 14, 2007, there were 164,115 units outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Balance Sheet

	June 30	September 30
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and equivalents	$15,489,330	$10,133,691
Restricted cash	1,848,246	—
Short-term investments	—	18,726,834
Accounts receivable	4,844,393	2,655,454
Inventory	6,006,342	2,200,290
Derivative instruments	—	4,356,698
Prepaid expenses	2,267,629	1,301,319
Total current assets	30,455,940	39,374,286

Property and Equipment
Land and improvements	2,826,839	2,826,839
Plant buildings and equipment	58,096,868	57,971,654
Office buildings and equipment	348,990	213,928
	61,272,697	61,012,421
Less accumulated depreciation	17,426,764	13,649,392
	43,845,933	47,363,029
Construction in progress	46,826,288	4,384,830
Net property and equipment	90,672,221	51,747,859

Other Assets
Long-term investments	150,670	103,742
Land option and other	80,000	189,616
Deferred offering costs	154,909	—
Builder commitment fee	500,000	—
Deferred loan costs, net of accumulated amortization	591,460	141,112
Total other assets	1,477,039	434,470

Total Assets	$122,605,200	$91,556,615

See Notes to Condensed Consolidated Financial Statements

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Balance Sheet

	June 30	September 30
	2007	2006
	(Unaudited)	(Audited)
LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Current maturities of long-term liabilities	15,454,424	3,394,196
Accounts payable	7,000,247	2,053,554
Accrued expenses	737,065	575,646
Derivative instruments	820,414	—
Total current liabilities	24,012,150	6,023,396

Long-Term Liabilities, net of current maturities	9,216,906	13,504,582

Minority Interest	35,800,484	28,864,721

Members’ Equity, 164,115 units issued and outstanding	53,575,660	43,163,916

Total Liabilities and Members’ Equity	$122,605,200	$91,556,615

See Notes to Condensed Consolidated Financial Statements

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Operations

	Nine Months Ended	Nine Months Ended
	June 30	June 30
	2007	2006
	(Unaudited)	(Unaudited)

Revenues	$99,893,709	$81,786,517

Cost of Goods Sold	65,077,754	55,325,395

Gross Margin	34,815,955	26,461,122

Selling, General, and Administrative Expenses	3,728,931	2,006,645

Operating Income	31,087,024	24,454,477

Other Income (Expense)
Interest income	804,383	533,400
Interest expense	(317,368)	(962,648)
Other income	390,886	270,047
Total other income (expense)	877,901	(159,201)

Net Income Before Minority Interest	31,964,925	24,295,276

Minority Interest in Sudsidiary Income	12,800,320	9,696,572

Net Income	$19,164,605	$14,598,704

Net Income Per Unit - Basic and Diluted	$116.78	$88.95

Distributions Per Unit - Basic and Diluted	$53.33	$56.16

Weighted Average Units Outstanding - Basic and Diluted	164,115	164,115

See Notes to Condensed Consolidated Financial Statements

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	June 30	June 30
	2007	2006
	(Unaudited)	(Unaudited)

Revenues	$33,213,669	$31,146,507

Cost of Goods Sold	32,341,266	19,745,318

Gross Margin	872,403	11,401,189

Selling, General, and Administrative Expenses	1,200,206	754,797

Operating Income (Loss)	(327,803)	10,646,392

Other Income (Expense)
Interest income	157,864	141,702
Interest expense	—	(332,790)
Other income	517,895	191,646
Total other income	675,759	558

Net Income Before Minority Interest	347,956	10,646,950

Minority Interest in Sudsidiary Income	167,068	4,250,481

Net Income	$180,888	$6,396,469

Net Income Per Unit - Basic and Diluted	$1.10	$38.98

Distributions Per Unit - Basic and Diluted	$—	$—

Weighted Average Units Outstanding - Basic and Diluted	164,115	164,115

See Notes to Condensed Consolidated Financial Statements

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	June 30	June 30
	2007	2006
	(Unaudited)	(Unaudited)
Operating Activities
Net income	$19,164,605	$14,598,704
Adjustments to reconcile net income to net cash provided by operating activities:	3,841,189	3,641,446
Depreciation and amortization
Minority interest in subsidiary’s income	12,800,320	9,696,572
Other	165,581	—
Change in operating assets and liabilities: Restricted cash	(1,848,246)	—
Accounts recievables	(2,188,939)	(393,152)
Inventory	(3,806,052)	(732,538)
Derivative instruments	5,177,112	(778,631)
Prepaid expenses	(966,310)	(949,175)
Accounts payable	3,095,494	1,751,254
Accrued expenses	161,419	(5,029,747)
Net cash provided by operating activities	35,596,173	21,804,733

Investing Activities
Proceeds from investments	18,726,834	463,001
Payments for investments	(46,928)	(52,172)
Capital expenditures	(40,817,200)	(3,767,176)
Payments for land options and other	(55,965)	(74,616)
Builder commitment fee	(500,000)	—
Net cash used in investing activities	(22,693,259)	(3,430,963)

Financing Activities
Payments of long-term debt	(2,469,594)	(2,401,290)
Proceeds from issuance of long-term debt	10,242,146	—
Payments for deferrd loan costs	(547,500)	—
Deferred offering costs	(154,909)	—
Distribution to minority interest	(5,864,557)	(6,120,759)
Distribution to members	(8,752,861)	(9,216,069)
Net cash used in financing activities	(7,547,275)	(17,738,118)

Net increase in cash and equivalents	5,355,639	635,652

Cash and Equivalents— Beginning of Period	10,133,691	14,135,954

Cash and Equivalents — End of Period	$15,489,330	$14,771,606

Supplemental Cash Flow Information
Interest expense	$405,578	$898,546
Interest capitalized	$438,443	$—
Cash paid for interest	$844,021	$898,546

Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures in accounts payable	$1,851,199	$—

See Notes to Condensed Consolidated Financial Statements

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2007

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

Note 2:  Summary of Significant Accounting Policies

Basis of Presentation

These condensed consolidated interim financial statements and related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s audited consolidated financial statements for the year ended September 30, 2006, contained in the Company’s annual report of Form 10-K for 2006.

The condensed consolidated interim financial statements are unaudited.  These statements include all adjustments,  consisting of only normal recurring accruals, that we considered necessary to present a fair statement of the results of operations, financial position, and cash flows.  The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

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

Revenue Recognition

The Company generally sells ethanol and related products pursuant to marketing agreements.  Revenues are recognized when the marketing company (the “customer”) has taken title and assumed the risks and rewards of ownership, prices are fixed or determinable and collectibility is reasonably assured.  The marketing agreement with ADM provides that an initial price per gallon of ethanol is established upon shipment.  ADM knows the final price of ethanol purchased by the end of each day, and the Company can obtain directly from ADM, the final price on a daily basis.  The Company settles the final price with ADM on a monthly basis, even though the amounts are determinable daily, as this is administratively easier.  The Company typically receives the related paperwork from ADM within five days of month end.  Therefore, the Company believes that all sales of ethanol during a month are recorded at a price that is both fixed and determinable and that there are no ethanol sales, during any given month, that should be considered contingent and recorded as deferred revenue.  The Company’s products are generally shipped FOB shipping point.

In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, marketing fees and commissions due to the marketers are deducted from the gross sales price at the time payment is remitted to the Company.  However, in accordance with EITF 99-19, because the Company is the primary obligor in the sales

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2007

arrangement with the customer, these sales and marketing fees and commissions are recorded in Selling, General and Administrative Expenses in the accompanying statements of operations.

Derivative Instruments

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

In order to reduce the risk caused by market fluctuations, we hedge our anticipated corn and natural gas purchases, ethanol sales, and interest rates by entering into options, futures contracts, and swap agreements. These contracts are used with the intention to fix the purchase price of our anticipated requirements of corn and natural gas in production activities, the sales price of ethanol, and limit exposure to increased interest rates.  The fair value of these contracts is based on quoted prices in active exchange-traded or over-the-counter markets.  The fair value of the derivatives is continually subject to change due to changing market conditions. We do not formally designate these instruments as hedges and, therefore, record in earnings adjustments caused from marking these instruments to market on a monthly basis.

Recently Issued Accounting Pronouncements

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

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2007

Deferred Offering Costs

The Company defers the costs incurred to raise equity financing until that financing occurs.  At such time that the issuance of new equity occurs, these costs will be netted against the proceeds received; or if the financing does not occur, they will be expensed.  The deferred offering costs relate to Akron Riverview Corn Processors, LLC, currently a wholly owned subsidiary of LLLP, and is currently a development stage company that plans to raise equity for the construction of a 100 MMGY ethanol plant near Akron, Iowa as described in Note 10.

Reclassifications

The presentation of certain items in the condensed consolidated balance sheet as of September 30, 2006 has been changed to conform to the classifications used at June 30, 2007.  These reclassifications had no effect on members’ equity, net income, or cash flows previously reported.

Note 3:  Inventory

Inventory is comprised of the following at:

	June 30, 2007	September 30, 2006*
Raw materials	$3,548,037	$1,001,783
Supplies	730,164	533,895
Work in process	775,817	364,036
Finished goods	952,324	300,576
Totals	$6,006,342	$2,200,290

* Derived from audited consolidated financial statements.

Note 4: Derivative Instruments

At June 30, 2007, the Company had recorded a liability for derivative instruments of approximately $820,000. Derivative instruments related to corn, natural gas, and gasoline options and futures positions were approximately $1,217,000.  At September 30, 2006, the Company had an asset for derivative instruments related to corn, natural gas, and gasoline options and futures positions.  None of the positions open at June 30, 2007 or September 30, 2006 were designated as cash flow or fair value hedges.  The Company recorded a loss of approximately $4,919,000 in cost of goods sold related to its derivative instruments for the three months ended June 30, 2007 and a gain of approximately $10,108,000 in cost of goods sold for nine months ended June 30, 2007.  The Company recorded a loss of approximately $688,000 in cost of goods sold related to its derivative instruments for the three months ended June 30, 2006, and a gain of approximately $430,000 in cost of goods sold for nine months ended June 30, 2006.  The Company offset revenues with losses of approximately $830,000 and $2,109,000 related to its derivative instruments for the three months and nine months ended June 30, 2007, respectively.  There were no corresponding gains and losses related to revenue for the three months or nine months ended June 30, 2006.

In April 2007, the Company entered into an interest rate swap to limit increased interest expense on a portion of the construction loans once they convert into term notes. The interest rate swap fixes the interest rate on $36,500,000 of debt at 7.68% beginning March 1, 2008 until March 1, 2013.  The Company has included the value of the interest rate swap of approximately $397,000 with the derivative instruments at June 30, 2007 and recognized approximately $397,000 in other income for the nine months ended June 30, 2007.  During fiscal 2006, the Company had an interest rate cap, which expired on June 1, 2006.  The interest rate cap was not designated as a cash flow or fair value hedge.  The Company offset interest expense with a loss of approximately $35,000 and $70,000, on the interest rate cap, for the three months and nine months ending June 30, 2006, respectively.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2007

Note 5:  Construction in Progress

The Company continues to make payments for the expansion to a 92 million gallon plant.  The Company anticipates the expansion will cost approximately $73,000,000 and has incurred approximately $46,826,000 through June 30, 2007.  The Company capitalized interest of approximately $640,000 in the nine months ended June 30, 2007.

Note 6:  Revolving Promissory Note

Under the terms of the financing agreement with the lending institution, the Company has a revolving promissory note for up to $5,000,000, subject to borrowing base limitations based on the amended and restated debt agreement in April 2007. The revolving promissory note incurs interest monthly at the one-month LIBOR plus 280 basis points and is payable in full in March 2008.  The Company pays a commitment fee of .125% on the unused portion of the revolving promissory note.  There were no balances outstanding on the revolving promissory note at June 30, 2007.  The revolving promissory note as well as the term notes and construction loan described in Note 7 are subject to protective covenants under a common financing agreement requiring the Company to maintain various financial ratios, including debt service coverage and minimum net worth and working capital requirements and secured by all business assets.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2007

Note 7: Long-Term Liabilities

Long-term debt consists of the following:

	June 30, 2007	September 30, 2006*

Term note 2 has fixed principal payments due quarterly with interest at the three-month LIBOR plus 280 basis points, which totaled 8.16% at June 30, 2007, payable in full on June 1, 2008.  As part of the financing agreement, the Company accepted a fixed rate option on term note 2 by entering into an interest rate swap which effectively fixes the interest rate on this term note at 5.79% until this term note is repaid on June 1, 2008. The Company did not designate the interest rate swap as a fair value or cash flow hedge. The value of the interest rate swap related to this note is not significant.

	$10,200,281	$11,308,363

Term note 3 bears interest at the three-month LIBOR plus 280 basis points, which totaled 8.16% at June 30, 2007. Term note 3 is payable in full on June 1, 2008. The Company is required to make quarterly payments of $506,588 applied to accrued interest on term note 3 and then to principal until this note is paid in full or until maturity.	3,860,854	5,090,129

Term note 4 bears interest at the one-month LIBOR plus 280 basis points. Term note 4 is payable in full on June 1, 2008. Term note 4 allows subsequent borrowings up to the original $5,000,000 to the extent of principal payments made until maturity and requires a commitment fee of .25% on any used portion.	—	—

Construction loan for up to $73,000,000 for the partial funding for the 40 MMGY expansion to the Marcus, Iowa ethanol plant. The construction loan requires interest at the one-month LIBOR plus 310 basis points during construction, which totaled 8.42% at June 30, 2007.Upon completion of construction, the construction loan converts into term notes as described below.	10,242,146	—

Note payable to Iowa Energy Center, due in monthly payments of $3,472 without interest, maturing on January 29, 2009, secured by real estate, subordinated to term notes.	65,972	97,222

Note payable to Farmers State Bank due in monthly payments of $5,921 including interest at 6% maturing on January 29, 2009, secured by real estate, subordinated to term notes.	75,062	108,136

Note payable to Iowa Department of Economic Development, due in 60 monthly installments beginning August 1, 2004 of $1,167 without interest, payable in full on July 1, 2009, secured by all equipment.	168,000	178,500

Capital lease obligation, due in monthly installments initially totaling $6,658 including implicit interest at 3.67% through March 1, 2008, secured by leased equipment.	59,015	116,428

Totals	$24,671,330	$16,898,778

Less amounts due within one year	15,454,424	3,394,196

Totals	$9,216,906	$13,504,582

* Derived from audited consolidated financial statements.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2007

On April 5, 2007, LLLP amended and restated its loan agreement with First National Bank of Omaha, N.A. The agreement provided for a construction loan for up to $73,000,000 for the partial funding of the 40 MMGY expansion to the Marcus, Iowa, ethanol plant.  The construction loan requires interest at the one-month LIBOR plus 310 basis points.  Upon completion of construction, the construction loan converts into term notes for up to $82,278,227 with interest at the three-month LIBOR plus 260 to 300 basis points.  These term notes will be payable in full five years from completion of the construction.  The amended and restated loan agreement requires excess cash flow payments of up to $5,000,000 to be paid at the end of each year.  In April 2007, the Company also entered into an interest rate swap to limit increases interest expense on a portion of the construction loans once converted into term notes. The interest rate swap fixes the interest rate on $36,500,000 of the debt at 7.68% beginning March 1, 2008 until March 1, 2013.  As of August 14, 2007, the Company has borrowed approximately $23,198,000 as part of the construction loan.

As part of the financing agreement, the premium above the LIBOR on the term notes and revolving promissory note has been reduced based on a financial ratio from the original 380 basis points.

The estimated maturities of long-term liabilities at June 30, 2007 are as follows:

2008	$15,454,424
2009	2,782,968
2010	2,798,023
2011	3,030,766
2012	608,649
Total long-term liabilities	$24,671,330

Note 8:  Members’ Equity

On January 16, 2007, the Board of Directors declared a distribution of $14,718,019 from LLLP to the partners, which was paid in February 2007.  The LLC received approximately $8,854,000 of this distribution.  In February 2007, the LLC paid $53.33 per unit to the LLC unit holders.

In April 2007, the Company declared a unit distribution of 14 units per unit held by members.  After the unit distribution, there are 164,115 units outstanding.  Unit amounts in this statement have been adjusted to reflect this unit split.

On July 17, 2007, the Board of Directors declared a distribution of $9,380,981 from LLLP to the partners, which was paid in August 2007.  The LLC received approximately $5,643,000 of this distribution.  In August 2007, the LLC paid $33.45 per unit to the LLC unit holders.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2007

Note 9:  Related Party Transactions

The Company has balances and transactions in the normal course of business with various related parties.  Significant related party transactions affecting the condensed consolidated financial statements as of and for the periods ended are as follows:

	June 30, 2007	September 30, 2006*
Balance Sheet
Accounts receivable	$4,074,000	$2,236,000
Accounts payable	2,082,000	137,000

	Three Months Ended June 30, 2007	Nine Months Ended June 30, 2007
Statements of Operations
Revenues	$30,481,000	$90,602,000
Expenses	6,183,000	13,654,000

	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2006
Statements of Operations
Revenues	$27,807,000	$72,164,000
Expenses	3,318,000	9,921,000

*Derived from audited consolidated financial statements

The Company incurred approximately $34,991,000 including retainage of approximately $1,748,000 in accounts payable related to construction in progress performed by a related party during the nine months ended June 30, 2007.  The Company incurred approximately $256,000 and $576,000 in marketing fees paid to ADM included with expenses above during the three months and nine months ended June 30, 2007, respectively. The Company incurred approximately $136,000 and $397,000 in marketing fees paid to ADM included with expenses above during the three months and nine months ended June 30, 2006, respectively.

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

Project Funding

On February 27, 2007, ARCP entered into a subscription agreement with LLLP, in which ARCP accepted a subscription agreement for $19,999,900 in exchange for 15,000 Class A units at $666.66 per unit and 12,500 Class A units at $800 per unit, totaling 27,500 Class A units.   ARCP has two classes of membership units, Class A and B, with each unit representing a pro rata ownership interest in ARCP’s capital, profits and losses, and distributions.  Class B unit holders will not be able to elect board members of ARCP unless the Class B unit holder holds at least 15,000 units.  ARCP’s Board is currently identical to the Board of Little Sioux Corn Processors, LLC, which is also the general manager of LSCP, LLLP.

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

June 30, 2007

$90,000,000 and securing financing for up to approximately $112,500,000, less any grants received.  The amount of debt financing needed depends on the amount of equity raised in the offering.

Letter of Intent

The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to approximate $202,500,000.  ARCP signed a letter of intent in March 2007 with a general contractor, a related party, to design and build the ethanol plant at a total contract price of approximately $129,505,000.  The contract price is subject to changes based on corresponding changes to the Construction Cost Index (CCI), published by Engineering News-Record magazine, from January 2007 (7879.58).  The estimated contract price has increased by approximately $2,102,000 based on increases in the CCI in August 2007 to 8,007.48.  ARCP budgeted a reserve for potential increases in the CCI of approximately $7,800,000.  The contract price is also subject to a 0.50% surcharge for each calendar month that has passed between January 2007 and the month in which a valid Notice to Proceed is given.  The total increase due to changes caused by the CCI and the 0.50% surcharge is limited to 6%.  The letter of intent terminates on November 5, 2007, unless a valid Notice to Proceed has been accepted by the Design-Builder.  The termination date may be extended upon mutual written agreement.  A non-refundable commitment fee of $500,000 has been paid with the signing of the letter of intent which will be credited towards the contract price should the Company choose to execute the design build agreement.  The general contractor is an investor in LSCP, LLLP.

ARCP entered into a Phase I and Phase II engineering services agreement with an affiliate of the general contractor.  In exchange for the performance of certain engineering and design services, ARCP has agreed to pay $185,000, which will be credited against the total design-build cost.  ARCP will also be required to pay certain reimbursable expenses per the agreement.

Land Options

LSCP obtained two land options on the intended site of the ethanol plant in Plymouth County, Iowa to purchase approximately 300 acres of land.  The land options were contributed to ARCP as part of the subscription agreement and valued at the cost of the options fees paid, which was $50,000.  The land options give the Company the right to purchase the land for approximately $4,500,000 until June 19, 2007 with the option fees being applied to the final purchase price.  In addition, ARCP paid rent for the two sites for the 2007 crop year of approximately $56,000, which was expensed.  The land options were exercised on June 15, 2007 and ARCP completed the purchase of the land in August 2007.  The total cost of the land was approximately $4,647,000, less previous amounts paid.

Marketing Agreement

In March 2007, ARCP entered into a marketing agreement with an unrelated party to purchase all of the distillers dried grains with solubles (DDGS) ARCP expects to ship by railcar.  The buyer agrees to pay ARCP a percentage of the selling price, subject to a minimum and maximum amount per ton.  The agreement commences when ARCP begins producing DDGS and continues for one year initially and is terminable thereafter by either party with four months notice.

Management Agreement

In May 2007, ARCP entered into a management agreement with LLLP to operate and manage the plant.  The agreement requires an annual management fee of $420,000 and an annual incentive bonus of 3% of the ARCP’s net income up to $1,500,000.  The management fee is negotiable six months after operations commence and yearly thereafter.  The agreement begins when ARCP hires a plant manager which cannot be earlier than 180 days prior to commencement of operations and continues for five years with an automatic renewal for an additional five year term unless terminated by either party.

Note 11:  Commitments, and Contingencies

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2007

Contractual Obligations

The following table provides information regarding the consolidated contractual obligations of the Company as of June 30, 2007:

	Total	Less than One Year	One to Three Years	Three to Five Years
Long-Term Debt Obligations(1)	$27,963,187	$17,083,549	$10,219,742	$659,896

Operating Lease Obligations	214,897	187,371	27,526	—

Purchase Obligations(2)	54,160,810	52,941,301	1,219,509	—

Total Contractual Obligations	$82,338,894	$70,212,221	$11,466,777	$659,896

(1)                          Long-Term Debt Obligations include estimated interest.

(2)                          Purchase obligations include forward contracts for corn and natural gas as well as remaining amounts for construction in progress.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine-month periods ended June 30, 2007, compared to the same period of the prior fiscal year.  This discussion should be read in conjunction with the consolidated financial statements and notes and the Management’s Discussion and Analysis section for the fiscal year ended September 30, 2006, included in the Company’s Annual Report on Form 10-K.

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

Overview

Little Sioux Corn Processors, L.L.C. (the “Company”) is an Iowa limited liability company that owns the sole general partnership interest of LSCP, LLLP, (the “Partnership”) an Iowa limited liability limited partnership.  As general partner, we manage the business and day-to-day operations of the Partnership’s 52 million gallon per year (MMGY) ethanol plant located near Marcus, Iowa in northwest Iowa.  We currently own a 60.15% ownership interest in the Partnership.  The Partnership has two wholly owned subsidiaries, Akron Riverview Corn Processors,

LLC (“Akron”) and Twin Rivers Management Co., LLC (“Twin Rivers”).  Akron is an Iowa limited liability company that is developing a 100 million gallons per year ethanol plant in Plymouth County, near Akron, Iowa.  Twin Rivers is an Iowa limited liability company that anticipates managing Akron’s ethanol plant.  The Company, its subsidiary, its Partnership, and the Partnership’s subsidiaries are collectively referred to in this report as “LSCP,” “we,” or “us.”

Our revenues are derived from the sale and distribution of our ethanol, distillers grains and corn oil throughout the continental United States.  Corn is supplied to us primarily from local agricultural producers and from purchases of corn on the open market. After processing the corn, ethanol is sold to Archer Daniels Midland Co. (“ADM”), which subsequently markets and sells the ethanol to gasoline blenders and refineries located throughout the continental United States.  On March 29, 2007 we entered into an Amended and Restated Ethanol Marketing Agreement with ADM for an initial term of four years, and unless the contract is terminated it will renew automatically for successive additional terms of one year each.  The revenue we receive from the sale of ethanol to ADM is based upon the price that ADM receives from the sale to its customers, minus a marketing fee and commission.  Some of our distillers grains are sold directly to local farmers, and the remainder is sold through Commodity Specialist Company (“CSC”), which markets and sells the product to livestock feeders.  On August 7, 2007, CSC and CHS Inc., a Minnesota cooperative corporation (“CHS”), entered into an agreement, under which CSC assigned to CHS all of its right, title and interest in our distillers marketing agreement with CSC, subject to receiving consent from us. We have not yet agreed to this assignment, but anticipate we will do so in the future. For our distillers grains, we receive a percentage of the selling price actually received by CSC in marketing the distillers grains to its customers.  We market and sell our corn oil to regional wholesalers.  Presently, the end use of our corn oil is in the livestock industry.  In the long term, our corn oil could be marketed for human consumption, however, the feasibility of market penetration as human food is unknown at this time as corn oil extraction in dry milling is relatively new and suitability for human consumption has not yet been determined.

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

Results of Operations for the Three Months Ended June 30, 2007 and 2006

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our consolidated statements of operations for the three months ended June 30, 2007 and 2006:

	June 30, 2007		June 30, 2006
Income Statement Data	Amount	%	Amount	%
Revenues	$33,213,669	100.0	$31,146,507	100.0

Cost of Goods Sold	32,341,266	97.4	19,745,318	63.4

Gross Profit	872,403	2.6	11,401,189	36.6

Operating Expenses	1,200,206	3.6	754,797	2.4

Operating Income (Loss)	(327,803)	(1.0)	10,646,392	34.2

Other Income	675,759	2.0	558	0.0

Net Income Before Minority Interest	347,956	1.0	10,646,950	34.2

Minority Interest in Subsidiary Income	167,068.5		4,250,481	13.6

Net Income	$180,888.5		$6,396,469	20.6

Revenues. The increase in revenues from the three months ended June 30, 2007 compared to the three months ended June 30, 2006 is due primarily to an increase in the price per gallon we received for the ethanol sold. The price per gallon we received for the three months ended June 30, 2007 was approximately 17% higher than the price per gallon received for the three months ended June 30, 2006 due to the strong ethanol market.  Revenue from sales of our co-products increased by approximately 7% in the three months ended June 30, 2007 compared to the three months ended June 30, 2006 due to higher prices and volumes of corn oil sales.

Due to a number of factors, including the higher price of petroleum gasoline and seasonal demand, ethanol prices remained high during the period covered by this report. We believe the favorable prices are primarily due to high demand for ethanol, created by a number of factors, including the declining use of MTBE as an oxygenate, the high price of gasoline, which encourages voluntary blending, and the growing recognition of ethanol as an alternative energy source. Ethanol prices tend to track with the price of petroleum gasoline, therefore, we believe this trend will continue so long as petroleum gasoline prices remain high, a factor over which we have no control. Ethanol prices are still higher than the 10-year average. However, we cannot guarantee that the price of ethanol will not significantly decrease due to factors beyond our control.

A greater supply of ethanol on the market from additional plants and plant expansions could reduce the price we are able to charge for our ethanol, especially if supply outpaces demand. As of August 1, 2007, the Renewable Fuels Association reports that there were 124 ethanol plants in operation nationwide with the capacity to produce 6.5 billion gallons annually, with approximately 76 ethanol plants under construction and 7 planned expansions, expanding total ethanol production capacity by an additional 6.4 billion gallons. Accordingly, the price of ethanol may trend downward if supply exceeds demand, which would negatively impact our earnings.

With respect to distillers grains, we believe that unless demand increases, the price of distillers grains may be subject to future downward pressure as the supply of distillers grains increases because of increased ethanol production.

Cost of Goods Sold. Our cost of goods sold as a percentage of revenues were 97.4% and 63.4% for the three months ended June 30, 2007 and 2006, respectively. The 63.8% increase in our cost of goods sold from period to period is primarily due to the increased cost of corn purchased, and the decreased values of our corn derivatives which are used to offset corn costs.  The per bushel cost of corn purchased increased approximately 117% in the third quarter ended June 30, 2007 as compared to the third quarter ended June 30, 2006.  In addition, the cost increase resulting from the change in fair value of our corn derivatives was approximately seven times greater for the three months ended June 30, 2007, than the cost reductions recorded for the three months ended June 30, 2006. These derivative cost increases were a result of lower corn prices on June 30, 2007 than the corn prices at the end of the prior quarter on March 31, 2007.  This change decreased the values of our derivatives, increasing our cost of goods sold. As corn and natural gas prices fluctuate, the value of our underlying corn derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Corn costs significantly impact our cost of goods sold. The United States Department of Agriculture’s Economic Research Service reported on July 16, 2007 that the 2007 corn plantings were at 92.9 million acres, up from 78.3 million acres in 2006. The July USDA Feed Outlook report, projects the 2007-2008 price of corn to be at $2.80-$3.40 per bushel, and reported the average price received by farmers for 2006-2007 was estimated to be $3.05 per bushel.  Overall, the USDA expects prices for corn to be stronger in 2007-2008 than in 2006-2007. We expect corn prices to remain at historically high price levels well into 2007, which could significantly impact our cost of goods sold. For the three months ended June 30, 2006, we paid an average of $2.03 per bushel of corn.  For the three months ended June 30, 2007, we paid an average of $3.80 per bushel of corn.

Our natural gas costs, excluding hedging, decreased by approximately 11% for the three months ended June 30, 2007 compared to the same period in 2006.  This resulted from an approximate 15% reduction in the price per MMBTU that we paid for natural gas for the three months ended June 30, 2007 compared to the same period in 2006.  This was partially offset by an increase in the number of MMBTUs we consumed.  For the three months ended June 30, 2007, the number of MMBTUs we consumed was approximately 4% higher than the MMBTUs we consumed in the same period in 2006. More significantly, the cost of our natural gas hedging activities rose dramatically this quarter, and offset the savings we had from a reduction in the per MMBTU purchase price of natural gas.

Operating Expenses. Our operating expenses as a percentage of revenues were 3.6% and 2.4% for the three months ended June 30, 2007 and 2006, respectively.  This increase resulted from an increase in professional, consulting and legal fees associated with compliance with Sarbanes-Oxley, and organizational costs for possible new ventures.

Operating Income/(Loss). Our loss from operations for the three months ended June 30, 2007 totaled approximately $328,000 compared to an operating income of approximately $10,646,000 for the three months ended June 30, 2006. This was a result of the substantial reduction in gross profit for the three months ended June 30, 2007, and the higher operating expenses for the same period.

Other Income (Expense).  We had other income of approximately $676,000 for the three months ended June 30, 2007 compared to other income of approximately $600 for the three months ended June 30, 2006.  The increase is primarily due to the increase in value of the interest rate swap obtained as part of the construction loan for the expansion of the plant.

Results of Operations for the Nine Months Ended June 30, 2007 and 2006

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our consolidated statements of operations for the nine months ended June 30, 2007 and 2006:

	June 30, 2007		June 30, 2006
Income Statement Data	Amount	%	Amount	%
Revenues	$99,893,709	100.0	$81,786,517	100.0

Cost of Goods Sold	65,077,754	65.2	55,325,395	67.6

Gross Profit	34,815,955	34.8	26,461,122	32.4

Operating Expenses	3,728,931	3.7	2,006,645	2.5

Operating Income	31,087,024	31.1	24,454,477	29.9

Other Income (Expense)	877,901	0.9	(159,201)	(0.2)

Net Income Before Minority Interest	31,964,925	32.0	24,295,276	29.7

Minority Interest in Subsidiary Income	12,800,320	12.8	9,696,572	11.9

Net Income	$19,164,605	19.2	$14,598,704	17.8

Revenues.  The increase in revenues from the nine months ended June 30, 2007 compared to the nine months ended June 30, 2006 was primarily due to a 22% increase in price per gallon we received for the ethanol sold.

Cost of Goods Sold.  The increase in our cost of goods for the nine months ended June 30, 2007 compared to the nine months ended June 30, 2006 was primarily due to the higher prices we paid for corn, despite higher gains from derivatives.

Operating Expenses.  Our operating expenses as a percentage of revenues increased to 3.7% for the nine months ended June 30, 2007 compared to 2.5% for the nine months ended June 30, 2006.  This increase was a result of higher wages, increased marketing fees and increased professional fees.

Operating Income.  Our income from operations as a percentage of revenues increased to 31.1% for the nine months ended June 30, 2007 compared to 29.9% for the nine months ended June 30, 2006.

Other Income (Expense).  Our other income (expense) as a percentage of revenues was 0.9% and (0.2%) for the nine months ended June 30, 2007 and 2006, respectively.  This increase in other income was due primarily to the increase in interest income we received during the period and the capitalization of interest during the construction period.

Changes in Financial Condition for the Nine Months Ended June 30, 2007

Consolidated assets totaled $122,605,200 at June 30, 2007 compared to $91,556,615 at September 30, 2006. Current assets totaled $30,455,940 at June 30, 2007 down from $39,374,286 at September 30, 2006. The change resulted from a decrease in short-term investments which had no balance at June 30, 2007 compared to $18,726,834 at September 30, 2006 resulting from payments made for construction costs; offset by (i) an increase in the value of accounts receivable which totaled $4,844,393 at June 30, 2007 compared to $2,655,454 at September 30, 2006 and; (ii) an increase in the value of inventories which totaled $6,006,342 at June 30, 2007 compared to $2,200,290 at September 30, 2006.

Consolidated current liabilities totaled $24,012,150 at June 30, 2007 compared to the $6,023,396 at September 30, 2006.  This increase resulted from construction loan withdrawals made during the period.  Long-term debt, net of current maturities, totaled $9,216,906 at June 30, 2007 down from $13,504,582 at September 30, 2006. This reduction occurred as a result of our regularly scheduled loan payments.

Strategies: Expansion

Marcus Plant Expansion

During fiscal year 2006, we commenced a plant expansion which when completed, will increase the ethanol production capacity of our plant by 40 million gallons to 92 million gallons annually. We expect the expansion to be substantially complete early in the 2008 calendar year and that the total cost of the expansion project will be approximately $73,000,000. The completion date and cost of the expansion project is a preliminary estimate and we expect it will change as we continue to gather information relating to the expansion.  The expansion project, as of the date of this report, was approximately 75% complete.

We expect to finance the 40 million per year expansion using both a portion of our cash and additional debt to finance the required capital expenditures.  We do not expect to seek additional equity from our members to fund this expansion.  On April 5, 2007, we entered into an Amended and Restated Construction Loan Agreement (the “Amended Agreement”) with First National Bank of Omaha, N.A. (“FNBO”).  Under the Amended Agreement, FNBO has agreed to loan us up to $73,000,000 (the “Construction Loan”) for the purpose of partially funding the construction of the 40 million gallon per year expansion of our facility and the subsequent replacement of the Construction Loan with an amount of up to $82,278,227 (the “Term Loan”), together with a $5,000,000 operating line of credit and letter of credit facility (the “Operating Loan”) and swap contracts.  For additional information regarding our expansion debt financing commitment, see “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness, Expansion Debt Financing.”

Management anticipates that the Plant will continue to operate at or above name-plate capacity of 52 million gallons per year until the expansion is completed, at which time the name-plate capacity will increase to 92 million gallons per year.  We estimate that the Plant will start operating at 92 million gallons per year in September 2007, although tangential work on the expansion project, such as rail siding, road work and landscaping, will continue until the project is fully complete early in the 2008 calendar year.  This current expansion will be completed while the current facility remains in production.  However, the Plant may be shut down from time to time to incorporate expansion improvements.

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

After completion of this expansion, our total operating costs are expected to increase because of the increase in our production capacity.  We expect to offset the increase in operating costs by increased ethanol revenues, however, a variety of market factors can affect both operating costs and revenues.  These factors include:

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

Development of Akron Ethanol Plant

In addition to expansion of the Plant, we executed a subscription agreement to purchase 27,500 Class A units in Akron, our wholly owned subsidiary.  Akron is an Iowa limited liability company organized for the purpose of developing and constructing a 100 million gallon per year ethanol plant in Plymouth County near Akron, Iowa.  We have initially capitalized Akron by committing to contribute $9,999,900 in exchange for 15,000 Class A units at the price of $666.66 per unit and $10,000,000 in exchange for 12,500 Class A units at a price of $800 per unit.  In connection with our subscription, we have paid on Akron’s behalf approximately $695,000 in services, $80,000 in land options and costs which we assigned to Akron, and $500,000 paid to Fagen, Inc. by us on behalf of Akron for Akron’s letter of intent payment, plus a promissory note for approximately $18,725,000.  We will pay Akron the entire amount due under the promissory note within twenty days of receiving notice from Akron that it is due.  On March 20, 2007, we assigned two real estate options to Akron for the site of its proposed plant and on June 15, 2007, Akron exercised the two real estate options.  On August 10, 2007 Akron closed on the purchase of the two real estate parcels.  In addition, on May 30, 2007, Akron entered into a management and operational services agreement with Twin Rivers.  Akron and Twin Rivers are our wholly owned subsidiaries. There is no assurance that our involvement with the Akron plant, or the project, will be successful.

Distribution

Subsequent to the end of the period covered by this report, our board of directors approved a cash distribution of $9,380,981 to LSCP, LLLP partners of record as of July 17, 2007.  As a holder of 60.15% of the units of LSCP, LLLP, Little Sioux Corn Processors, L.L.C. will receive a cash distribution of $5,643,026.  On July 17, 2007, our board of directors approved a cash distribution of $33.45 per membership unit or a total of $5,490,536 to its unit holders of record as of July 17, 2007.

Liquidity and Capital Resources

The following table shows cash flows for the nine months ended June 30, 2007 and 2006:

	2007	2006
Net cash from operating activities	$35,596,173	$21,804,733
Net cash used for investing activities	$(22,693,259)	$(3,430,963)
Net cash used for financing activities	$(7,547,275)	$(17,738,118)
Net increase in cash and equivalents	$5,355,639	$635,652

Cash Flow From Operations. Cash provided by operating activities was $35,596,173 for the first nine months of fiscal 2007, which was up from $21,804,733 for the first nine months of fiscal 2006. This increase resulted from the increase in net income in fiscal 2007.  Our capital needs are being adequately met through cash from our operating activities and our current credit facilities.

Cash Flow From Investing Activities. Cash used in investing activities was $22,693,259 for the first nine months of fiscal 2007, compared to $3,430,963 for the first nine months of fiscal 2006. This increase in cash used resulted from an increase in funds needed to be expended for our current expansion construction, less proceeds from the sale of short-term investments.

Cash Flow From Financing Activities. Cash was increased by $10,242,146 from a draw against the construction note in the first nine months of fiscal 2007.  We used cash to pay down our debt by $2,469,594 in the first nine months of fiscal 2007 compared to $2,401,290 in the first nine months of fiscal 2006. Additionally, the total amount of cash we distributed to partners and members totaled $14,617,418 in the first nine months of fiscal 2007 compared to $15,336,828 in the first nine months of fiscal 2006.

Indebtedness

Short-Term Debt Sources. We maintain a line of credit with First National Bank of Omaha through March 2008 to finance short-term working capital requirements. Under the line of credit, we may borrow up to $5,000,000 under a revolving promissory note. The interest payable on the revolving promissory note is due monthly at the one-month LIBOR plus 2.80%. We pay a commitment fee of 0.125% on the unused portion of the line. There was no outstanding balance as of June 30, 2007. The maximum available credit under this note is based on receivable and inventory balances. Our current receivable and inventory balances are not sufficient to allow us to use the maximum amount of the operating line of credit. The operating line of credit is subject to protective covenants requiring us to maintain various financial ratios and is secured by all of our business assets.

We have short-term debt financing consisting of a construction note for up to $73,000,000 for the partial funding of the 40 MMGY expansion to the Marcus facility.  The principal balance on this note was $10,242,146 as of June 30, 2007 and will convert into term notes at the completion of the construction.  Interest on the construction note is at the one-month LIBOR plus 3.10%, which totaled 8.42% as of June 30, 2007.

Long-Term Debt Sources. We have long-term debt financing consisting of three term notes held by First National Bank of Omaha and referred to as Term Notes 2, 3, and 4. At June 30, 2007, the principal balance on Term Note 2 was $10,200,281. Term Note 2 is payable in quarterly installments. Interest on Term Note 2 is at the three-month LIBOR plus 2.80%, which totaled 8.16% as of June 30, 2007. Term Note 2 is payable in full on June 1, 2008. In order to achieve a fixed interest rate on Term Note 2, we entered into an interest rate swap which helps protect our exposure to increases in interest rates and the swap effectively fixes the interest rate on Term Note 2 at 5.79% until June 1, 2008.

At June 30, 2007, the principal balance on Term Note 3 was $3,860,854. Term Note 3 is payable in quarterly installments. Interest on Term Note 3 is at the three-month LIBOR plus 2.80%, which totaled 8.16% as of June 30, 2007. Term Note 3 is payable in full on June 1, 2008. As part of the financing agreement, we have agreed to pay an annual servicing fee of $50,000.

At June 30, 2007, there was no principal balance on Term Note 4.  Interest on Term Note 4 is at the one-month LIBOR plus 2.80%. Term Note 4 is payable in full on June 1, 2008. Term Note 4 allows borrowings up to the original principal of $5,000,000 to the extent of principal payments made until maturity.

We have a capital lease obligation in the amount of $59,015 on which we pay monthly installments totaling $6,658, with an implicit interest rate of 3.67%. This obligation is secured by the leased equipment and runs through March 1, 2008.

We have a note in the amount of $65,972 payable to the Iowa Energy Center on which we pay monthly installments of $3,472 without interest. This note is secured by real estate, but is subordinated to the term notes. It matures on January 29, 2009.

We have a note with Farmers State Bank of Marcus, Iowa in the amount of $75,062 on which we pay monthly installments of $5,921, including interest at 6%. This note is secured by real estate, but is subordinated to the term notes. It matures on January 29, 2009.

We have a note totaling $168,000 payable to the Iowa Department of Economic Development on which we pay monthly installments of $1,167 without interest. This note is secured by all equipment and matures on July 1, 2009.

Expansion Debt Financing. On April 5, 2007, we entered into an Amended and Restated Construction Loan Agreement (the “Amended Agreement”) with First National Bank of Omaha, N.A. (“FNBO”).  Under the Amended Agreement, FNBO has agreed to loan us up to $73,000,000 (the “Construction Loan”) for the purpose of partially funding the construction of the 40 million gallon per year expansion of our facility and the subsequent replacement of the Construction Loan with an amount of up to $82,278,227 (the “Term Loan”), together with a $5,000,000 operating line of credit and letter of credit facility (the “Operating Loan”) and swap contracts.  The principal balance on this note was $10,242,146 as of June 30, 2007.  In order to achieve a fixed interest rate on portions of our expansion debt, we entered into an interest rate swap which helps protect our exposure to increases in interest rates. The swap fixes the interest rate on $36,500,000 of debt related to the expansion financing at 7.68% for the period of March 1, 2008 to March 1, 2013. The note will convert into term notes at the completion of construction.  Interest on the construction notes is at the one-month LIBOR plus 3.10%, which totaled 8.42% as of June 30, 2007.

Under the Amended Agreement, the existing swap note and a business credit card loan are subject to the same terms and conditions, including interest rate, interest period, repayment terms, as our previous credit facility with FNBO.  In addition, through the Construction Loan termination date, the existing variable rate note and the existing long term revolving note will continue to be subject to the same terms and conditions, including interest rate, interest period, repayment terms, as our existing credit facility; provided, however, interest shall accrue on the existing variable rate note and the existing long term revolving note at a variable rate equal to the applicable LIBOR Rate set forth in such notes, plus (a) 280 basis points prior to acceleration or maturity, and (b) an additional 600 basis points after maturity, whether by acceleration or otherwise.  On the construction loan termination date, the existing variable rate note and the existing long term revolving note will be converted with the construction loan into the term loan described below.

The Amended Agreement also provides for refinancing of our existing operating note.  Under the refinanced operating loan (the “Operating Loan”) FNBO will loan us an amount up to $5,000,000, which shall provide both operating line of credit financing and FNBO will issue letters of credit at our request.  The aggregate amount of any letter of credit at the time of issuance shall not exceed $1,000,000 and unless otherwise agreed to by FNBO, no letter of credit shall have an expiration date more than one (1) year from the date of issuance. We may borrow, repay and re-borrow under the Operating Loan, without penalty or premium, either the full amount of the Long Term Revolving Loan or any lesser sum.

During the construction period interest on the Construction Loan will be payable on a quarterly basis on the outstanding principal amount at a variable rate equal to the one-month LIBOR Rate, in effect from time to time, plus (a) 310 basis points prior to acceleration or maturity, and (b) an additional 600 basis points after maturity, whether by acceleration or otherwise.  On the Construction Loan termination date, the Construction Loan will be converted into the Term Loan and replaced by the following term notes:

(a)           The Swap Note. A loan in the maximum amount of $36,500,000.  Interest on the Swap Note shall accrue at a variable rate equal to the three-month LIBOR Rate, in effect from time to time, plus (a) 260 basis points prior to acceleration or maturity, and (b) an additional 600 basis points after maturity, whether by acceleration or otherwise.  The Swap Note will mature and terminate on the fifth anniversary of the Construction Loan termination date.

(b)           The Variable Rate Note.  A loan in the maximum amount of $35,778,227 representing the principal balance of the Construction Note plus the entire principal amount and all accrued and unpaid interest under the existing variable rate note, if any, less the Swap Note and less $5,000,000 of the Long Term Revolving Loan.  Interest on the Variable Rate Note shall accrue at a variable rate equal to the three-month LIBOR Rate, in effect from time to time, plus (a) 300 basis points prior to acceleration or maturity, and (b) an additional 600 basis points after maturity, whether by acceleration or otherwise. The Variable Rate Note will mature and terminate on the fifth anniversary of the Construction Loan termination date.

(c)           The Long Term Revolving Note.  A loan in the maximum amount of $10,000,000 representing the entire principal amount and all accrued and unpaid interest under the existing long term revolving note, if any, and $5,000,000 converted from the Construction Loan on the Construction Loan termination date.  Interest on the Long Term Revolving Note shall accrue at a variable rate equal to the three-month LIBOR Rate, in effect from time to time, plus (a) 300 basis points prior to acceleration or maturity, and (b) an additional 600 basis points after maturity, whether by acceleration or otherwise.  We may borrow, repay and re-borrow under the Long Term Revolving Loan, without penalty or premium, either the full amount of the Long Term Revolving Loan or any lesser sum until termination of the Long Term Revolving Note. The Long Term Revolving Note will mature and terminate on the fifth anniversary of the Construction Loan termination date.

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

As a condition to FNBO making loans under the Amended Agreement, we were required to collaterally assign to FNBO all of our right, title and interest in and to any and all membership or other equity interest in Akron in exchange for its consent to our making an equity contribution in the aggregate amount of approximately $20,000,000 to Akron.  In addition, we will also be subject to certain financial loan covenants consisting of minimum working capital, minimum debt coverage, and minimum tangible net worth.  After the construction phase, we will only be allowed to make annual capital expenditures up to $1,000,000 annually without prior approval.  We will also be prohibited from making distributions to our members of greater than 40% of the net income for such fiscal year if our leverage ratio (combined total liabilities to net worth) is greater than or equal to 1.0:1.0.  If our leverage ratio is less than 1.0:1.0, we may make distributions up to 65% of our net income.  We must be in compliance with all financial ratio requirements and loan covenants before and after any distributions to our members.  Our failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving promissory note and terms notes and/or the imposition of fees, charges or penalties.  Any acceleration of the debt financing or imposition of significant fees, charges or penalties may restrict or limit our access to the capital resources necessary to continue plant operations.

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

Contractual Obligations and Commercial Commitments. Except as disclosed in this report, there were no material changes in our contractual obligations and commercial commitments during the period ended June 30, 2007.

Critical Accounting Estimates

There were no material changes in our accounting estimates during the period ended June 30, 2007.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving promissory note, a construction note and three term notes which bear variable interest rates.  Specifically, we have $24,303,281 outstanding in variable rate debt as of June 30, 2007. The specifics of each note are discussed in greater detail in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness.”

In order to achieve a fixed interest rate on portions of our debt, we entered into interest rate swaps which help protect our exposure to increases in interest rates and the swaps fix the interest rate on Term Note 2 at 5.79% until June 1, 2008, and fixes the interest rate on $36,500,000 of debt, related to the expansion financing, at 7.68% for the period of March 1, 2008 to March 1, 2013.  When the three-month LIBOR plus 2.80% exceeds the fixed rate of 5.79% or 7.68%, we receive payments for the difference between the market rate and the swap rate.  Conversely, when the three-month LIBOR plus 2.80% is below 5.79% or 7.68%, we make payments for the difference between the market rate and the swap rate.  While our exposure is now greatly reduced, there can be no assurance that the interest rate swap agreement will provide us with protection in all scenarios.  For example, if interest rates were to fall below 5.79% or 7.68%, as applicable, we would still be obligated pay interest at the fixed rate.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. At June 30, 2007 and September 30, 2006, the fair value of our derivative instruments for corn, natural gas, and gasoline is a liability in the amount of approximately $1,217,000 and an asset in the amount of approximately $4,357,000, respectively. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

We estimate that our expected corn usage is approximately 19 million bushels per year for the production of 52 million gallons of ethanol. We have price protection in place for a portion of our expected corn usage for fiscal year 2007 and fiscal year 2008 using forward contracts, CBOT futures and options and Over-the-Counter option contracts. As corn prices move in reaction to market trends and information, our income statement will be affected, depending on the impact such market movements have on the value of our derivative instruments. As we move forward, additional price protection may be required to solidify our margins in the current and future fiscal years. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

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

A sensitivity analysis has been prepared to estimate our exposure to corn, gasoline and natural gas price risk. The table presents the net fair value of our derivative instruments as of June 30, 2007 and September 30, 2006 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

	Fair Value	Effect of Hypothetical Adverse Change — Market Risk
June 30, 2007	$(1,217,000)	$(122,000)
September 30, 2006	$4,357,000	$436,000

ITEM 4.  CONTROLS AND PROCEDURES.

Our management, including our President and Chief Executive Officer (the principal executive officer), Stephen Roe, along with our Chief Financial Officer (the principal financial officer), Gary Grotjohn, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2007.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of June 30, 2007 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

Increases in the price of corn would reduce our profitability.  Our results of operations and financial condition are significantly affected by the cost and supply of corn. Changes in the price and supply of corn are subject to and determined by market forces over which we have no control.  The price at which we purchase corn has risen substantially in the last year and we expect the price to continue to increase.  In 2006, despite the third largest corn yield on record of approximately 10.74 billion bushels, the price we paid per bushel of corn during our third quarter of fiscal year 2007 increased approximately 117% from the price we paid per bushel for the same quarter in fiscal year 2006.

Increases in demand for corn from both the world foodstuff markets and from increased production of ethanol have pushed with price of corn.  We expect demand for corn from the ethanol industry to continue to expand.  The Renewable Fuels Association estimates as of August 1, 2007, there were 124 ethanol plants in operation nationwide with the capacity to produce nearly 6.5 billion gallons of ethanol annually.  An additional 76 new plants and seven expansions are currently under construction, which will add an additional estimated 6.4 billion gallons of annual production capacity.  Approximately 90% of the ethanol produced in the United States uses corn as its feedstock.  This increased supply of ethanol will continue to increase demand for corn. In the July USDA Feed Outlook Report, it was predicted corn prices to be higher in 2007-2008 than they were in 2006-2007.

If the demand for corn continues to increase so will the price we pay for corn.  Since our revenues depend on the spread between the selling price of our ethanol and the price we pay for corn, increases in corn prices affect our ability to generate a profit.  This could negatively affect our future profitability.

New plants under construction or decreases in the demand for ethanol may result in excess production capacity in our industry.  The supply of domestically produced ethanol is at an all-time high.  As of August 1, 2007, there were 124 ethanol plants in operation nationwide with the capacity to produce nearly 6.5 billion gallons of ethanol annually.  An additional 76 new plants and seven expansions are currently under construction, which will add an additional estimated 6.4 billion gallons of annual production capacity.   Iowa alone is estimated to have produced approximately 1.5 billion gallons of ethanol in 2006.  Excess capacity in the ethanol industry would have an adverse impact on our results of operations, cash flows and general financial condition.  If the demand for ethanol does not grow at the same pace as increases in supply, we would expect the selling price of ethanol to decline.  If excess capacity in the ethanol industry occurs, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs.

Carbon dioxide may be regulated in the future by the EPA as an air pollutant requiring us to obtain additional permits and install additional environmental mitigation equipment, which could adversely affect our financial performance.  The Supreme Court recently decided a case in which it ruled that carbon dioxide is an air pollutant under the Clean Air Act for the purposes of motor vehicle emissions.  The lawsuit sought to require the EPA to regulate carbon dioxide in vehicle emissions.  Similar lawsuits have been filed seeking to require the EPA to regulate carbon dioxide emissions from stationary sources such as our ethanol plant under the Clean Air Act. Our plant produces a significant amount of carbon dioxide that we currently vent into the atmosphere.  While there are currently no regulations applicable to us concerning carbon dioxide, if the EPA or the State of Iowa regulate carbon dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment or take other as yet unknown steps to comply with these potential regulations.  Compliance with any future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating the ethanol plant profitably which could decrease or eliminate the value of our units.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed as part of this report.

Exhibit No.	Description	Method of Filing
10.1	Management and Operational Services Agreement dated May 30, 2007 between Akron Riverview Corn Processors, LLC and Twin Rivers Management Co.	(1)
31.1	Certificate pursuant to 17 CFR 240.13a-14(a)	*
31.2	Certificate pursuant to 17 CFR 240.13a-14(a).	*
32.1	Certificate pursuant to 18 U.S.C. § 1350.	*
32.2	Certificate pursuant to 18 U.S.C. § 1350.	*

(*)           Filed herewith.

(1)                                    Incorporated by reference to Exhibit 10.12 on Akron Riverview Corn Processors, LLC’s Pre-Effective Amendment No. 1 to  Registration Statement on Form SB-2, No. 333-141528, originally filed on June 4, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITTLE SIOUX CORN PROCESSORS, L.L.C.

Date:	August 14, 2007	/s/ Stephen Roe
Stephen Roe President and Chief Executive Officer

Date:	August 14, 2007	/s/ Gary Grotjohn
Gary Grotjohn Chief Financial Officer