Form 10-K
period 2007-09-30
LITTLE SIOUX CORN PROCESSORS LLC
filed 2007-12-31
CIK 1229899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended September 30, 2007

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

(712) 376-2800
(Registrant’s telephone number, including area code)

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

The aggregate market value of the membership units held by non-affiliates of the registrant at December 31, 2007, was $105,525,945.  There is no established public trading market for our membership units.  The aggregate market value was computed by reference to the average sale price of our Class A units recently on our qualified matching service.

As of the date of this filing, there are 164,115 membership units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to General Instruction G (3), we omit Part III, Items 10, 11, 12, 13, and 14 and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to a definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (September 30, 2007).

i

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

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

PART I.

ITEM 1.                  BUSINESS.

Overview

Little Sioux Corn Processors, L.L.C. (the “Company”) is an Iowa limited liability company that owns the sole general partnership interest of LSCP, LLLP, (the “Partnership”) an Iowa limited liability limited partnership.  As general partner, we manage the business and day-to-day operations of the Partnership’s 52 million gallon per year (MGY) ethanol plant located near Marcus, Iowa in northwest Iowa.  This plant is currently being expanded to a production capacity of 92 MGY.  We currently own a 60.15% ownership interest in the Partnership.  The Partnership has two wholly owned subsidiaries, Akron Riverview Corn Processors, LLC (“Akron”) and Twin Rivers Management Co., LLC (“Twin Rivers”).  Akron is an Iowa limited liability company that is developing a 100 MGY ethanol plant in Plymouth County, near Akron, Iowa, however, further development of this project is currently suspended.  Twin Rivers is an Iowa limited liability company that anticipates managing Akron’s ethanol plant.  The

Company, its subsidiary, its Partnership, and the Partnership’s subsidiaries are collectively referred to in this report as “LSCP,” “we,” or “us.”

Our revenues are derived from the sale and distribution of our ethanol, distillers grains and corn oil throughout the continental United States.  In fiscal year 2007, we processed approximately 19.4 million bushels of corn into approximately 53.9 million gallons of ethanol, 266,000 tons of distillers grains and 7.3 million pounds of corn oil.  In fiscal year 2008, we anticipate producing approximately 86.3 million gallons of ethanol, 418,500 tons of distillers grains, and 12.2 million pounds of corn oil from approximately 30.8 million bushels of corn.  However, there is no guarantee that we will be able to continue operating at these production levels.

Corn is supplied to us primarily from local agricultural producers and from purchases of corn on the open market. After processing the corn, ethanol is sold to Archer Daniels Midland Co. (“ADM”), which subsequently markets and sells the ethanol to gasoline blenders and refineries located throughout the continental United States.  On March 29, 2007 we entered into an Amended and Restated Ethanol Marketing Agreement with ADM for an initial term of four years, and unless the contract is terminated it will renew automatically for successive additional terms of one year each.  The revenue we receive from the sale of ethanol to ADM is based upon the price that ADM receives from the sale to its customers, minus a marketing fee and commission.  While we can obtain the final price for our ethanol from ADM on a daily basis, for administrative reasons, we settle the final price with ADM on a monthly basis.

Some of our distillers grains are sold directly to local farmers, and the remainder is sold through our marketing agreement.  The marketing agreement was with Commodity Specialist Company (“CSC”) which markets and sells the product to livestock feeders.  On August 8, 2007 CSC and CHS, Inc., a Minnesota cooperative corporation (“CHS”), entered into an assignment and assumption agreement, under which CSC assigned to CHS all of its right, title and interest in and to our marketing agreement, subject to receiving consent to such assignment from us.  On August 17, 2007 we approved the assignment of the marketing agreement to CHS.  The Marketing Agreement continues to be in full force and effect and there were no other changes to the Marketing Agreement as a result of the assignment.  For our distillers grains, we receive a percentage of the selling price actually received by CHS in marketing the distillers grains to its customers.

We directly market and sell our corn oil to regional wholesalers.  Presently, the end use of our corn oil is in the livestock industry.  In the long term, our corn oil could be marketed for human consumption; however, the feasibility of market penetration as human food is unknown at this time as corn oil extraction in dry milling is relatively new and suitability for human consumption has not yet been determined.

We are subject to industry-wide factors that affect our operating income and cost of production.  Our operating results are largely driven by the prices at which we sell ethanol, distillers grain and corn oil and the costs related to their production.  Historically, the price of ethanol tends to fluctuate in the same direction as the price of unleaded gasoline and other petroleum products.  However in 2005, the prices of ethanol and gasoline began a significant divergence, with ethanol selling for much less than gasoline at the wholesale level, according to the National Corn Growers Association. The greatest effect on the price of ethanol is the supply and demand for ethanol in specific markets. As MTBE is phased out due to its threat to groundwater quality, the demand for ethanol has increased.  Prices also vary according to location and the time of year. This is because summertime gasoline is controlled for evaporative emissions. Thus, summertime gasoline is more expensive to produce than winter gasoline. Ethanol blends are no different. Additionally, blending economics can vary from one region of the country to another, creating significant difference in the pump price even though ethanol prices are similar in each region.

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

Our two largest costs of production are corn and natural gas.  The cost of corn is affected primarily by factors over which lack any control such as crop production, carryout, exports, government policies and programs, risk management and weather.  Natural gas prices fluctuate with the energy complex in general.  Over the last few years, natural gas prices have trended higher than average and it appears prices will continue to trend higher due to the high price of alternative fuels such as fuel oil.  Our costs of production are affected by the cost of complying with the extensive environmental laws that regulate our industry.

General Development of Business since October 1, 2006

Little Sioux was formed as an Iowa limited liability company on September 28, 2000.  On March 6, 2002, we purchased the sole general partnership interest in LSCP, LP, an Iowa limited partnership.  On June 26, 2003, LSCP, LP elected to become an Iowa limited liability limited partnership and its legal name was changed to LSCP, LLLP.  Our general partnership interest in LSCP represents 60.15% of the ownership interests of LSCP and substantially all of our assets.  The remaining minority interests are owned by various limited partners.  As general partner of LSCP, we manage and control the affairs of LSCP which operates the ethanol plant.

Construction of the ethanol plant was substantially completed and operations commenced in April 2003.  In July 2005, an expansion of the plant’s ethanol production capacity was completed, increasing the plant’s annual name-plate production capacity from 40 MGY to 52 MGY.  Two new plant developments continued in 2007.  In May 2006, construction was commenced at the plant in order to expand our existing grain handling facilities and remodel our grain silos.   Expansion of the grain handling facilities was completed in July 2007 with remodeling of the grain silos to be completed in late 2007.  Both construction projects are designed and built by McCormick Construction Company, Inc.

                In October 2006, we began additional construction to expand the plant’s production capacity from 52 MGY to 92 MGY name-plate production capacity.   We expect that this expansion will increase the plant’s corn usage from approximately 18.3 million to approximately 35 million bushels annually.  The expansion was designed and is being built by Fagen Inc., the same company that designed and built the original plant.  The grain storage and process parts of the expansion are approximately 95% completed.  Final land grading and rail siding work will be completed in the July to September 2008 time period.  However, there is no assurance or guarantee that construction will stay on schedule or that we will be able to operate at expanded production capacity by our anticipated completion date.  Additional information regarding our construction projects and plant expansion may be found at “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Plant Operations and Expansion.”

In addition, during the 2007 fiscal year we also began the process of developing a second ethanol plant near Akron, Iowa in Plymouth County.  The Partnership created two subsidiaries as a result of this development: Akron Riverview Corn Processors, LLC (“Akron”) and Twin Rivers Management Co., LLC (“Twin Rivers”).  Akron is the company developing the plant and Twin Rivers is the management company for the plant.  However, as of August 28, 2007 we have decided to suspend development of this project due to market conditions.  Additional information regarding development of a second ethanol plant may be found at “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Plant Operations and Expansion.”

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

Ethanol

Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains.   According to the Renewable Fuels Association, approximately 85 percent of ethanol in the United States today is produced from corn, and approximately 90 percent of ethanol is produced from a corn and other input mix. Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass. The Renewable Fuels Association (“RFA”) estimated that, as of October 30, 2007, domestic ethanol production capacity reached a record seven billion gallons per year.

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

For our fiscal years ended September 30, 2007, 2006 and 2005, revenues from sales of ethanol were approximately 89%, 89% and 88% of total revenues respectively.

Distillers Grains

A principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry.  Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal.  By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle.  The dry mill ethanol processing used by the plant results in two forms of distiller grains: Distillers Modified Wet Grains (“DMWS”) and Distillers Dried Grains with Solubles (“DDGS”).  DMWS is processed corn mash that has been dried to approximately 50% moisture.  DMWS have a shelf life of approximately ten days and are often sold to nearby markets.  DDGS is processed corn mash that has been dried to 10% to 12% moisture.  DDGS has an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant.  At our plant, the composition of the distillers grains we produce is approximately 62.54% DMWS and 37.46% DDGS.

For our fiscal years ended September 30, 2007, 2006 and 2005 revenues from sales of distillers grains were approximately 10%, 10.5% and 12% of total revenues, respectively.

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

Corn oil in its raw form can be used as livestock feed, as a fuel under certain operating conditions, refined into bio-diesel fuel, or refined for human consumption.  We are currently marketing the unrefined corn oil to the animal feed and bio-diesel markets in order to assure that quality specifications can be maintained.  In the long term, the corn oil co-product could be potentially marketed for human consumption.  Specific details regarding market penetration into human food are unknown at this time since corn oil extraction in a dry mill situation such as ours has not yet been proven, nor has its suitability for human consumption been determined.

For our fiscal year ended September 30, 2007 and 2006, revenues from sales of corn oil were approximately 1.0% and 0.5% of total revenues, respectively. There were no corn oil sales in fiscal 2005.

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

We sell and market the ethanol, distillers grains and corn oil produced at the plant through normal and established markets, including local, regional and national markets.  We have entered into a marketing agreement with ADM, as a third party marketer for our ethanol.  Whether or not ethanol produced by our plant is sold in local markets will depend on decisions made by our marketer.  Local ethanol markets may be limited and must be evaluated on a case-by-case basis. We have also entered into a third party marketing agreement with CHS for our distillers grains; however, we market most of our distillers grains locally.  Although local ethanol, distillers grains and corn oil markets will be the easiest to service, they may be oversold, particularly in Iowa.  Oversold markets depress ethanol, distillers grains and corn oil prices.

          Ethanol

We have a marketing agreement with ADM for the purposes of marketing and distributing all of the ethanol we produce at the plant.  Pursuant to our ethanol marketing agreement with ADM, the price ADM pays us for our ethanol is calculated by averaging the price ADM receives for all the ethanol it sells originating from (i) our plant, (ii) ADM’s plant in Marshall, Minnesota and (iii) ADM’s plant in Columbus, Nebraska.  In exchange for ADM’s marketing, sales, storage and transportation services, we pay ADM a percentage of the final average net sales price.  The initial term of the marketing agreement with ADM expired in April 2007, and on March 29, 2007 we entered into an Amended and Restated Ethanol Marketing Agreement with ADM for an initial term of four years. Unless the contract is terminated it will renew automatically for successive additional terms of one year each.  The revenue we receive from the sale of ethanol to ADM is based upon the price that ADM receives from the sale to its customers, minus a marketing fee and commission.  While we can obtain the final price for our ethanol from ADM on a daily basis, for administrative reasons, we settle the final price with ADM on a monthly basis.

Distillers Grains

We have a marketing agreement with CHS, for the purpose of marketing and selling all the distillers grains we produce, except distillers grains we produce and sell directly to local farmers.  For our distillers grains marketed and sold by CHS, we receive a percentage of the selling price actually received by CHS receives from its customers.  Through the marketing of CHS and our relationships with local farmers, we are not dependent upon one or a limited number of customers for our distillers grains sales.

In fiscal year 2007, we marketed and sold most of our distillers grains locally, primarily to nearby livestock producers, with the remaining of the distillers grains produced at the plant marketed and sold by CSC and CHS all over the continental United States.  As additional ethanol plants begin production, excess capacity could result in the local distillers grains markets.  If excess capacity in the local markets occurs, we may be forced to dry more of our distillers grains for marketing by CHS rather than directly selling in the local markets.  As a result, our natural gas costs will likely increase due to increased drying and our profits may decrease.

Corn Oil

                We market and sell our corn oil directly to regional wholesalers.  Presently, the end use of our corn oil is in the livestock and biofuel industries.  Because of our ability to market our corn oil directly to regional wholesalers, we are not dependent upon one or a limited number of customers for our corn oil sales.

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

Seasonal Factors in Business

In an effort to improve air quality in regions where carbon monoxide and ozone are a problem, the Federal Oxygen Program of the Clean Air Act requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution.  Gasoline that is blended with ethanol has higher oxygen content than gasoline that does not contain ethanol.  As a result, we expect fairly light seasonality with respect to our gross profit margins on our ethanol allowing us to, potentially, be able to sell our ethanol at a slight premium during the mandated oxygenate period.  Conversely, we expect our average sales price for fuel grade ethanol during the summer, when fuel grade ethanol is primarily used as an octane enhancer or a fuel supply extender, to be a little lower.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States.  All of the products sold to our customers for fiscal years 2007, 2006 and 2005 were produced in the United States and all of our long-lived assets are domiciled in the United States.

Sources and Availability of Raw Materials

Corn Feedstock Supply

The major raw material required for our ethanol plant to produce ethanol, distillers grain and corn oil is corn.  To operate at a name-plate capacity of 52 MGY, the plant requires a supply of approximately 18 to 19 million bushels of corn annually.  Following completion of our second plant expansion, the plant’s new name-plate capacity of 92 MGY will require the supply of approximately 32 to 34 million bushels of corn annually.  We have obtained a grain dealers license and have established our own grain sourcing staff to acquire the corn we need.  We have also identified a number of grain dealers as potential sources of grain in northwestern Iowa for additional corn delivery.  The grain required for operation of the plant is readily available through our own grain sourcing staff, which purchases the corn directly from local producers or from secondary markets.  During the fiscal year ending September 30, 2007, we purchased approximately $8,395,000 in corn from some of the Company’s members who are local grain producers.

An increase in corn exports as well as sustained domestic usage of corn for ethanol production has supported current high corn prices.  Very recent corn prices have trended downward but are still significantly higher than in recent years, despite a very large corn crop for the 2007 growing season.  The USDA estimated the 2007 national corn crop at 13.3 billion bushels.  This is a preliminary estimate and the actual corn crop could be materially different.  However, increases in the supply of corn may be more than offset with larger increases in corn demand.  Management believes that corn prices will remain high into the near future.  While our surrounding area produces a significant amount of corn, our profitability may be negatively impacted if long-term corn prices remain high.

                Natural Gas

Natural gas is also an important input to our manufacturing process.  We estimate that our current natural gas usage is approximately 110,000 million British thermal units (“MMBTU”) per month.  Following completion of our second expansion, we anticipate that our natural gas usage will increase to approximately 200,000 million British thermal units (“MMBTU”) per month.  We use natural gas to dry our distillers grains products to moisture contents at which they can be stored for long periods and transported greater distances, so that we can market them to broader livestock markets, including poultry and swine markets in the continental United States.  We contract with various natural gas vendors to supply the natural gas necessary to operate the plant. US Energy assists us with sourcing natural gas through various vendors, which we believe to be more cost-efficient than using an exclusive supplier.

Federal Ethanol Supports

Various federal and state laws, regulations, and programs have led to an increasing use of ethanol in fuel, including subsidies, tax credits, policies and other forms of financial incentives.  Some of these laws provide economic incentives to produce and blend ethanol and others mandate the use of ethanol.

Energy Independence and Security Act of 2007

On December 19, 2007, President Bush signed into law the Energy Independence and Security Act of 2007, H.R. 6, which expands the existing RFS to require the use of 9 billion gallons of renewable fuel in 2008, increasing to 36 billion gallons of renewable fuel by 2022.  Only a portion of the renewable fuel used to satisfy the expanded RFS may come from conventional corn-based ethanol. The act requires that 600 million gallons of renewable fuel used in 2009 must come from advanced biofuels, such as ethanol derived from cellulose, sugar, or crop residue and biomass-based diesel, increasing to 21 billion gallons in 2022. The act further includes a requirement that 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, gradually increasing to 1 billion gallons by 2012.

                Historically, ethanol sales have been favorably affected by the Clean Air Act amendments of 1990, particularly the Federal Oxygen Program which became effective November 1, 1992. The Federal Oxygen Program requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution. Ethanol use has increased due to a second Clean Air Act program, the Reformulated Gasoline Program. This program became effective January 1, 1995, and requires the sale of reformulated gasoline in nine major urban areas to reduce pollutants, including those that contribute to ground level ozone, better known as smog.

The two major oxygenates added to reformulated gasoline pursuant to these programs are Methyl Tertiary Butyl Ether (“MTBE”) and ethanol, however MTBE has caused groundwater contamination and has been banned from use by many states. The Energy Policy Act of 2005 did not impose a national ban of MTBE but it also did not include liability protection for manufacturers of MTBE. The failure to include liability protection for manufacturers of MTBE resulted in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the reformulated gasoline oxygenate requirement. While this created increased ethanol demand in the short-term, we do not believe that long-term demand will be impacted because the Act repealed the Clean Air Act’s 2% oxygenate requirement for reformulated gasoline immediately in California and 270 days after enactment elsewhere.  One remaining benefit for us is that the Act did not repeal the 2.7% oxygenate requirement for carbon monoxide nonattainment areas which are required to use oxygenated fuels in the winter months. While we expect ethanol to be the oxygenate of choice in these areas, there is no assurance that ethanol will in fact be used.

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

          The Energy Policy Act of 2005 expands who qualifies for the small ethanol producer tax credit. Historically, small ethanol producers were allowed a 10-cents-per-gallon production income tax credit on up to 15 million gallons of production annually. The size of the plant eligible for the tax credit was limited to 30 million gallons. Under the Energy Policy Act of 2005 the size limitation on the production capacity for small ethanol producers increases from 30 million to 60 million gallons. The credit can be taken on the first 15 million gallons of production. The tax credit is capped at $1.5 million per year per producer. The small ethanol producer tax credit is set to expire December 31, 2010.  However, upon completion of the expansion of the plant, we do not anticipate qualifying for this tax credit as our anticipated annual production of 92 MGY will exceed the size limitation.

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

Other Factors Affecting Demand and Supply

                In addition to government supports that encourage production and the use of ethanol, demand for ethanol may increase as a result of increased consumption of E85 fuel.  E85 fuel is a blend of 70% to 85% ethanol and gasoline.  According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 47 million gallons in 2025. The demand for E85 is largely driven by flexible fuel vehicle penetration of the US vehicle fleet, the retail price of E85 compared to regular gasoline and the availability of E85 at retail stations.  In the U.S., there are currently about 6 million flexible fuel vehicles capable of operating on E85 and automakers have indicated plans to produce an estimated 2 million more flexible fuel vehicles per year.  In addition, Ford and General Motors have recently begun national campaigns to promote ethanol and flexible fuel vehicles.  Because flexible fuel vehicles can operate on both ethanol and gasoline, if the price of regular gasoline falls below E85, demand for E85 will decrease as well. In addition, gasoline stations offering E85 are relatively scarce.  According to the RFA, as of early 2007, there are more than 1,120 retail stations (out of 170,000 stations nationwide), offering E85 across the country. The Energy Policy Act of 2005 established a tax credit of 30% for infrastructure and equipment to dispense E85.  This tax credit became effective in 2006 and is expected to encourage more retailers to offer E85 as an alternative to regular gasoline. The tax credit, unless renewed, will expire December 31, 2010.

        On October 5, 2006, Underwriters Laboratories (“UL”) suspended authorization for manufacturers to use UL Markings on components for fuel-dispensing devices that specifically reference compatibility with alcohol-blended fuels that contain greater than 15% ethanol.  Published studies on ethanol indicate that, in higher concentrations, it may have significantly enhanced corrosive effects versus traditional gasoline.  While there have been no documented reports of corrosion for UL Listed or Recognized components used with E85, Underwriters Laboratories is suspending authorization to use the UL Mark on components used in dispensing devices that will dispense any alcohol-blended fuels containing over 15% alcohol until updated certification requirements are established and the effected components have been found to comply with them.  The lack of a UL seal for filling station pumps carrying E85 means that some of these stations may be violating fire codes, and that new stations intending to install E85 systems may need waivers from local or state fire marshals.  It is the decision of each authority having jurisdiction as to whether existing E85 dispensing equipment is allowed to remain in service or is taken out of service until additional supporting information is received.  Underwriters Laboratories has not set a deadline for creating standards that could lead to certification, which could result in the closure of some existing E85 fueling stations and delay in opening others.

Our Competition

                We are in direct competition with numerous other ethanol producers, many of whom have greater resources than we do. We also expect that additional ethanol producers will continue to enter the market if the demand for ethanol continues to increase.  Ethanol is a commodity product, like corn, which means our ethanol plant competes with other ethanol producers on the basis of price and, to a lesser extent, delivery service.  We believe we compete favorably with other ethanol producers due to our proximity to ample grain supplies and multiple modes of transportation.  In addition, we believe our plant’s location offers an advantage over other ethanol producers in that it has ready access by rail to growing ethanol markets, which reduces our cost of sales.

According to the Renewable Fuels Association, the ethanol industry has grown to approximately 134 production facilities in the United States with current estimates of domestic ethanol production at approximately 7.23 billion gallons as of November 2007.  As reported by the Iowa Renewable Fuels Association, excluding our plant, Iowa currently has 26 ethanol plants with the capacity to produce approximately 1.97 billion gallons annually.  In addition, there are 14 ethanol plants under construction or expansion in Iowa that will add approximately 1.41 billion gallons of annual capacity.  There are also numerous other producer and privately owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  The largest ethanol producers include Archer Daniels Midland (ADM), Aventine Renewable Energy, Inc., Hawkeye Renewables, LLC, POET (formerly Broin), US BioEnergy Corp. and VeraSun Energy Corporation, each of which is capable of producing more ethanol than we expect to produce.  ADM, our ethanol marketer, is currently the largest ethanol producer in the U.S. and controls a significant portion of the ethanol market.  Recently, VeraSun and US BioEnergy Corp. announced plans to merge, which would result in their companies having a combined ethanol production capacity of approximately 1.6 billion gallons.

The following table identifies most of the ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL BIOREFINERIES AND PRODUCTION CAPACITY

million gallons per year (mmgy)

COMPANY	LOCATION	FEEDSTOCK	Current Capacity (mmgy)	Under Construction/ Expansions (mmgy)
Abengoa Bioenergy Corp.	York, NE	Corn/milo	55
	Colwich, KS		25
	Portales, NM		30
	Ravenna, NE		88
Aberdeen Energy*	Mina, SD	Corn		100
Absolute Energy, LLC*	St. Ansgar, IA	Corn		100
ACE Ethanol, LLC	Stanley, WI	Corn	41
Adkins Energy, LLC*	Lena, IL	Corn	40
Advanced Bioenergy	Fairmont, NE	Corn		100
AGP*	Hastings, NE	Corn	52
Agri-Energy, LLC*	Luverne, MN	Corn	21
Al-Corn Clean Fuel*	Claremont, MN	Corn	35	15
Amaizing Energy, LLC*	Denison, IA	Corn	48

	Atlantic, IA	Corn		110
Archer Daniels Midland	Decatur, IL	Corn	1,070	550
	Cedar Rapids, IA	Corn
	Clinton, IA	Corn
	Columbus, NE	Corn
	Marshall, MN	Corn
	Peoria, IL	Corn
	Wallhalla, ND	Corn/barley
Arkalon Energy, LLC	Liberal, KS	Corn		110
Aventine Renewable Energy, Inc.	Pekin, IL	Corn	207	226
	Aurora, NE	Corn
	Mt. Vernon, IN	Corn
Badger State Ethanol, LLC*	Monroe, WI	Corn	48
Big River Resources, LLC*	West Burlington, IA	Corn	52
BioFuel Energy—PioneerTrail Energy LLC	Wood River, NE	Corn		115
BioFuel Energy — Buffal Lake Energy LLC	Fairmont, MN	Corn		115
Blue Flint Ethanol	Underwood, ND	Corn	50
Bonanza Energy, LLC	Garden City, KS	Corn/milo	55
Bushmills Ethanol, Inc.*	Atwater, MN	Corn	40
Cardinal Ethanol	Harrisville, IN	Corn		100
Cargill, Inc.	Blair, NE	Corn	85
	Eddyville, IA	Corn	35
Cascade Grain	Clatskanie, OR	Corn		108
Castle Rock Renewable Fuels, LLC	Necedah, WI	Corn		50
Celunol	Jennings, LA	Sugar cane bagasse		1.5
Center Ethanol Company	Sauget, IL	Corn		54
Central Indiana Ethanol, LLC	Marion, IN	Corn	40
Central Illinois Energy, LLC	Canton, IL	Corn		37
Central MN Ethanol Coop*	Little Falls, MN	Corn	21.5
Chief Ethanol	Hastings, NE	Corn	62
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	45
Cilion Ethanol	Keyes, CA	Corn	50
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	33
Corn, LP*	Goldfield, IA	Corn	50
Cornhusker Energy Lexington, LLC	Lexington, NE	Corn	40
Corn Plus, LLP*	Winnebago, MN	Corn	44
Coshoctan Ethanol, OH	Coshoctan, OH	Corn		60
Dakota Ethanol, LLC*	Wentworth, SD	Corn	50
DENCO, LLC*	Morris, MN	Corn	21.5
E Energy Adams, LLC	Adams, NE	Corn	50
E3 Biofuels	Mead, NE	Corn	24
E Caruso (Goodland Energy Center)	Goodland, KS	Corn		20
East Kansas Agri-Energy, LLC*	Garnett, KS	Corn	35
Elkhorn Valley Ethanol, LLC	Norfolk, NE	Corn	40
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5
Ethanol Grain Processors, LLC	Obion, TN	Corn		100
First United Ethanol, LLC	Mitchell Co., GA	Corn		100
Front Range Energy, LLC	Windsor, CO	Corn	40
Gateway Ethanol	Pratt, KS	Corn	55
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	50	50
Global Ethanol/Midwest Grain Processors	Lakota, IA	Corn	95
	Riga, MI	Corn	57

Golden Cheese Company of California*	Corona, CA	Cheese whey	5
Golden Grain Energy L.L.C.*	Mason City, IA	Corn	110	50
Golden Triangle Energy, LLC*	Craig, MO	Corn	20
Grand River Distribution	Cambria, WI	Corn		40
Grain Processing Corp.	Muscatine, IA	Corn	20
Granite Falls Energy, LLC	Granite Falls, MN	Corn	52
Greater Ohio Ethanol, LLC	Lima, OH	Corn		54
Green Plains Renewable Energy	Shenandoah, IA	Corn	50
	Superior, IA	Corn		50
Hawkeye Renewables, LLC	Iowa Falls, IA	Corn	105
	Fairbank, IA	Corn	115
	Menlo, IA	Corn		100
	Shell Rock, IA	Corn		110
Heartland Corn Products*	Winthrop, MN	Corn	100
Heartland Grain Fuels, LP*	Aberdeen, SD	Corn	9
	Huron, SD	Corn	12	18
Heron Lake BioEnergy, LLC	Heron Lake, MN	Corn		50
Holt County Ethanol	O’Neill, NE	Corn		100
Husker Ag, LLC*	Plainview, NE	Corn	26.5
Idaho Ethanol Processing	Caldwell, ID	Potato Waste	4
Illinois River Energy, LLC	Rochelle, IL	Corn	50
Indiana Bio-Energy	Bluffton, IN	Corn		101
Iroquois Bio-Energy Company, LLC	Rensselaer, IN	Corn	40
KAAPA Ethanol, LLC*	Minden, NE	Corn	40
Kansas Ethanol, LLC	Lyons, KS	Corn		55
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6
Levelland/Hockley County Ethanol, LLC	Levelland, TX	Corn		40
Lifeline Foods, LLC	St. Joseph, MO	Corn	40
Lincolnland Agri-Energy, LLC*	Palestine, IL	Corn	48
Lincolnway Energy, LLC*	Nevada, IA	Corn	50
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	52
Marquis Energy, LLC	Hennepin, IL	Corn		100
Marysville Ethanol, LLC	Marysville, MI	Corn		50
Merrick & Company	Golden, CO	Waste beer	3
MGP Ingredients, Inc.	Pekin, IL	Corn/wheat starch	78
	Atchison, KS
Mid America Agri Products/Wheatland	Madrid, NE	Corn		44
Mid-Missouri Energy, Inc.*	Malta Bend, MO	Corn	45
Midwest Renewable Energy, LLC	Sutherland, NE	Corn	25
Millennium Ethanol	Marion, SD	Corn		100
Minnesota Energy*	Buffalo Lake, MN	Corn	18
NEDAK Ethanol	Atkinson, NE	Corn		44
New Energy Corp.	South Bend, IN	Corn	102
North Country Ethanol, LLC*	Rosholt, SD	Corn	20
Northeast Biofuels	Volney, NY	Corn		114
Northwest Renewable, LLC	Longview, WA	Corn		55
Otter Tail Ag Enterprises	Fergus Falls, MN	Corn		57.5
Pacific Ethanol	Madera, CA	Corn	35
	Boardman, OR	Corn	35
	Burley, ID	Corn		50
	Stockton, CA	Corn		50
	Imperial, CA	Corn		50
Panda Ethanol	Hereford, TX	Corn/milo		115

Parallel Products	Louisville, KY	Beverage Waste	5.4
	R. Cucamonga, CA
Patriot Renewable Fuels, LLC	Annawan, IL	Corn		100
Penford Products	Ceder Rapids, IA	Corn		45
Phoenix Biofuels	Goshen, CA	Corn	25
Pinal Energy, LLC	Maricopa, AZ	Corn	55
Pine Lake Corn Processors, LLC*	Steamboat Rock, IA	Corn	20
Plainview BioEnergy, LLC	Plainview, TX	Corn		100
Platinum Ethanol, LLC	Arthur, IA	Corn		110
Plymouth Ethanol, LLC	Merrill, IA	Corn		50
POET	Sioux Falls, SD		1,100	375
	Alexandria, IN	Corn		#
	Ashton, IA	Corn
	Big Stone, SD	Corn
	Bingham Lake, MN	Corn
	Caro, MI	Corn
	Chancellor, SD	Corn
	Coon Rapids, IA	Corn
	Corning, IA	Corn
	Emmetsburg, IA	Corn
	Fostoria, OH	Corn		#
	Glenville, MN	Corn
	Gowrie, IA	Corn
	Groton, SD	Corn
	Hanlontown, IA	Corn
	Hudson, SD	Corn
	Jewell, IA	Corn
	Laddonia, MO	Corn
	Lake Crystal, MN	Corn
	Leipsic, OH	Corn		#
	Macon, MO	Corn
	Marion, OH	Corn		#
	Mitchell, SD	Corn
	North Manchester, IN	Corn		#
	Portland, IN	Corn
	Preston, MN	Corn
	Scotland, SD	Corn
Prairie Horizon Agri-Energy, LLC	Phillipsburg, KS	Corn	40
Quad-County Corn Processors*	Galva, IA	Corn	27
Red Trail Energy, LLC	Richardton, ND	Corn	50
Redfield Energy, Inc.	Redfield, SD	Corn	50
Reeve Agri-Energy	Garden City, KS	Corn/milo	12
Renew Energy	Jefferson Junction, WI	Corn		130
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	25	35
Siouxland Ethanol, LLC	Jackson, NE	Corn	50
Southwest Iowa Renewable Energy, LLC*	Council Bluffs, IA	Corn		110
Sterling Ethanol, LLC	Sterling, CO	Corn	42
Tate & Lyle	Loudon, TN	Corn	67	38
	Ft. Dodge, IA	Corn		105
The Andersons Albion Ethanol LLC	Albion, MI	Corn	55
The Andersons Clymers Ethanol, LLC	Clymers, IN	Corn	110
The Andersons Marathon Ethanol, LLC	Greenville, OH	Corn		110
Tharaldson Ethanol	Casselton, ND	Corn		110

Trenton Agri Products, LLC	Trenton, NE	Corn	40
United Ethanol	Milton, WI	Corn	52
United WI Grain Producers, LLC*	Friesland, WI	Corn	49
US BioEnergy Corp.	Albert City, IA	Corn	300	400
	Woodbury, MI	Corn
	Hankinson, ND	Corn		#
	Central City, NE	Corn		#
	Ord, NE	Corn
	Dyersville, IA	Corn		#
	Janesville, MN	Corn		#
	Marion, SD	Corn
U.S. Energy Partners, LLC (White Energy)	Russell, KS	Milo/wheat starch	48
Utica Energy, LLC	Oshkosh, WI	Corn	48
VeraSun Energy Corporation	Aurora, SD	Corn	560	330
	Ft. Dodge, IA	Corn
	Albion, NE	Corn
	Charles City, IA	Corn
	Linden, IN	Corn
	Welcome, MN	Corn		#
	Hartely, IA	Corn		#
	Bloomingburg, OH	Corn		#
Western New York Energy, LLC	Shelby, NY	Corn		50
Western Plains Energy, LLC*	Campus, KS	Corn	45
Western Wisconsin Renewable Energy, LLC*	Boyceville, WI	Corn	40
White Energy	Hereford, TX	Corn/Milo		100
Wind Gap Farms	Baconton, GA	Brewery Waste	0.4
Renova Energy	Torrington, WY	Corn	5
	Hayburn, ID	Corn		20
Xethanol BioFuels, LLC	Blairstown, IA	Corn	5
Yuma Ethanol	Yuma, CO	Corn	40
Total Current Capacity at 134 ethanol biorefineries			7,229.4
Total Under Construction (67)/ Expansions (10)				6,216.9
Total Capacity			13,446.3

* locally-owned # plant under construction	Renewable Fuels Association Updated: November 27, 2007

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

Although current technology is not sufficiently efficient to be competitive on a large-scale, a report by the U.S. Department of Energy entitled “Outlook for Biomass Ethanol Production and Demand” indicates that new conversion technologies may be developed in the future. If an efficient method of collecting biomass for ethanol production and producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert the plant into a plant which will use cellulose-based biomass to produce ethanol.  As a result, it is possible we could be unable to produce ethanol as cost-effectively as cellulose-based producers.

Competition with Ethanol Imported from Other Countries

Ethanol production is also expanding internationally.  Brazil has long been the world’s largest producer and exporter of ethanol; however, since 2005, U.S. ethanol production slightly exceeded Brazilian production. Ethanol is produced more cheaply in Brazil than in the United States because of the use of sugarcane, a less expensive raw material alternative to corn. However, in 1980, Congress imposed a tariff on foreign produced ethanol to make it more expensive than domestic supplies derived from corn.  This tariff was designed to protect the benefits of the federal tax subsidies for United States farmers.  In December 2006, legislation was passed in both the U.S. House of Representatives and U.S. Senate to extend the $0.54 per gallon tariff beyond its current expiration in December 2007 through 2008. We do not know the extent to which the volume of imports would increase or the effect on U.S. prices for ethanol if the tariff is not renewed.

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

Distillers Grains Competition

Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains.  The National Corn Growers Association estimates that approximately 10 million metric tons of distillers grains will be produced in the 2006/2007 crop year.  With the exception of our distillers grains that are marketed nationally by CSC and CHS, we took advantage of our proximity to local livestock producers by marketing the bulk of our distillers grains locally in 2007.  However, the amount of distillers grains produced is expected to increase significantly as the number of ethanol plants increase which will increase competition in the distillers grains market in our area.  As a result, we may be forced to dry more of our distillers grains for marketing by CHS rather than directly selling in the local markets if excess capacity in the local markets occurs.  In addition, our distillers grains compete with other livestock feed products such as soybean meal, corn gluten feed, dry brewers grain and mill feeds.

Research and Development

                During the last three fiscal years, we have not conducted any material research and development activities associated with the development of technologies for use in producing ethanol, distillers grains or corn oil.  We are exploring the possibility of uses for value-added co-products that may be able to be derived from the fuel ethanol manufacturing process, and we may conduct material research and development in this area in the future.

Costs and Effects of Compliance with Environmental Laws

We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant.  We have obtained all of the necessary permits to operate the plant including, air pollution construction permits, a pollutant discharge elimination system general permit, storm water discharge permits, a water withdrawal permit, and an alcohol fuel producer’s permit.  In addition, we have completed a spill prevention control and countermeasures plan.  In addition, prior to the anticipated start date of construction for our plant expansion, we were required to obtain a Title V emissions permit prior.  In September 2006, we received our Title V permit and we commenced construction of the plant expansion in October 2006.  We are in the process of amending our water discharge permit and expect to receive the amended permit in December.  Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.

We are subject to ongoing environmental regulations and testing.  The plant passed emissions testing in December 2003 and we received renewed operating permits in April 2004.  Final permitting was granted by the regulatory agency in November 2005.  We are required by federal regulations to conduct a Relative Accuracy Test Audit (RATA) once per 12-month period.  We passed the RATA testing in February 2007.  In 2007, our costs of environmental compliance were approximately $32,000.

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

Employees

As of September 30, 2007, we had a total of 45 full-time employees.  We have 38 full-time employees in ethanol production operations and 7 full-time employees in general management and administration.

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

Our business is not diversified.  Our success depends largely upon our ability to profitably operate our ethanol plant.  We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol, distillers grains and corn oil.  If economic or political factors adversely affect the market for ethanol, we have no other line of business to fall back on if the ethanol business declines. Our business would also be significantly harmed if our ethanol plant could not operate at full capacity for any extended period of time.

Increases in the price of corn would reduce our profitability.  Our results of operations and financial condition are significantly affected by the cost and supply of corn. Changes in the price and supply of corn are subject to and determined by market forces over which we have no control.  The price at which we purchase corn has risen substantially in the last year and we expect the price to continue to increase.  Increases in demand for corn from both the world foodstuff markets and from increased production of ethanol have pushed up the price of corn.  We expect demand for corn from the ethanol industry to continue to expand.

We expect the price we pay for corn to continue increasing if the demand for corn continues to increase.   Since our revenues depend on the spread between the selling price of our ethanol and the price we pay for corn, increases in corn prices negatively affect our ability to generate a profit.

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

The price of ethanol has recently been higher than its 10-year average. We do not expect these prices to be sustainable as supply from new and existing ethanol plants increases to meet increased demand. Increased production of ethanol may lead to lower prices. The increased production of ethanol could have other adverse effects. For example, the increased production could lead to increased supplies of co-products from the production of ethanol, such as distillers grains. Those increased supplies could outpace demand, which would lead to lower prices for those co-products. Also, the increased production of ethanol could result in increased demand for corn. This could result in higher prices for corn and corn production lowering profits.  There can be no assurance as to the price of ethanol or distillers grains in the future. Any downward changes in the price of ethanol and/or distillers grains may result in less revenue which would decrease our income and profitability.

We sell all of the ethanol we produce to ADM in accordance with an ethanol marketing agreement.  ADM, a significant competitor of ours and a related party to us, is the sole buyer of all of our ethanol and we rely heavily on its marketing efforts to successfully sell our product.  Because ADM sells ethanol for itself and a number of other producers, we have limited control over its sales efforts.  Our financial performance is dependent upon the financial health of ADM, as a significant portion of our accounts receivable are attributable to ADM.  If ADM breaches the ethanol marketing agreement or is not in the financial position to purchase all of the ethanol we produce, we could experience a material loss and we may not have any readily available means to sell our ethanol and our financial performance will be adversely and materially affected.  If our agreement with ADM terminates, we may seek other arrangements to sell our ethanol, including selling our own product, but we give no assurance that our sales efforts would achieve results comparable to those achieved by ADM.

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

Operational difficulties at our ethanol plant could negatively impact our sales volumes and could cause us to incur substantial losses.  Our operations are subject to labor disruptions, unscheduled downtime and other operational hazards inherent in our industry, such as equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents and natural disasters.  Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties.  Our insurance may not be adequate to fully cover the potential operational hazards described above or we may not be able to renew this insurance on commercially reasonable terms or at all.

Moreover, our plant may not operate as planned or expected. Our plant has a specified nameplate capacity which represents the production capacity specified in the applicable design-build agreement.  We recently entered into an agreement with Fagen, Inc. to expand our name-plate capacity to 92 MGY.  We expect Fagen, Inc. to test the capacity of the plant following completion of the expansion.  But based on our prior experience, we generally expect our plant to produce in excess of its nameplate capacity.  The operation of our plant is and will be, however, subject to various uncertainties relating to our ability to implement the necessary process improvements required to achieve these increased production capacities. As a result, our plant may not produce ethanol and distillers grains at the levels we expect.  In the event our plant does not run at its nameplate or our increased expected capacity levels, our business, results of operations and financial condition may be materially adversely affected.

Disruptions to transportation or utilities infrastructure could materially and adversely affect our business because we are extremely dependent on infrastructure for procurement of raw materials such as corn and natural gas and for marketing and distribution of our ethanol, distillers grains and corn oil.  Our business is critically dependent on the continuing availability of rail, road, port, storage and distribution infrastructure. Any disruptions in this infrastructure network, whether caused by labor difficulties, earthquakes, storms, other natural disasters or human error or malfeasance or other reasons, could have a material adverse effect on our business.  We rely upon third-parties to maintain the rail lines from our plants to the national rail network, and any failure on their part to maintain the lines could impede our delivery of products, impose additional costs on us and could have a material adverse effect on our business, results of operations and financial condition.

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

Technological advances could significantly decrease the cost of producing ethanol or result in the production of higher-quality ethanol, and if we are unable to adopt or incorporate technological advances into our operations, our plant could become less competitive or obsolete. We expect that technological advances in the processes and procedures for processing ethanol will continue to occur.  It is possible that those advances could make the processes and procedures that we utilize at our plant less efficient or obsolete, or cause the ethanol we produce to be of a lesser quality.  Advances and changes in the technology of ethanol production are expected to occur.  Such advances and changes may make the ethanol production technology installed in our plant less desirable or obsolete.  These advances could also allow our competitors to produce ethanol at a lower cost than us.  If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our plant to become less competitive or completely obsolete.  If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our ethanol production remains competitive.  Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures.  We cannot guarantee or assure you that third-party licenses will be available or, once obtained, will continue to be available on commercially reasonable terms, if at all.  These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income.

Risks Related to Our Expansion Strategy

Our involvement with the development of an ethanol plant in Akron, Iowa may not be successful. Akron has issued 15,000 units to the Partnership at a price of $666.66 per unit and 12,500 units to the Partnership at a price of $800 per unit in exchange for initially capitalizing Akron.  Akron has received total non-cash proceeds from the Partnership of approximately $6,037,000, consisting of approximately $890,000 in services and approximately $4,647,000 in costs associated with the land purchased, and $500,000 paid to Fagen, Inc. by the Partnership on Akron’s behalf for its letter of intent payment, plus a subscription receivable of approximately $13,962,000.  Development of the Akron project is currently suspended due to unfavorable market conditions and our investment in the project may be lost of if the Akron plant is not completed. The failure to successfully evaluate and otherwise adequately address the risks associated with development of the Akron project could have a material adverse effect on our business, results of operations and financial condition.

We give no assurances that we will be able to implement our expansion strategy as planned or at all.  We are currently constructing an expansion of our current production capacity of 52 MGY to 92 MGY.  The cost of the expansion is expected to be approximately $73,000,000, which will be financed using both a portion of our cash and additional debt to fully capitalize the expansion.  The use of cash to finance these expenditures could impact our ability to make future distributions to our members.

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

If the plant expansion costs more than we expect, the expansion may be unprofitable.  The total cost of the expansion project is estimated to be approximately $73,000,000, of which we will pay Fagen, Inc. approximately $48,328,000 pursuant to our design-build agreement and change orders with Fagen, Inc. for the design and construction of this expansion, subject to any mutually agreed-upon adjustments made in accordance with the general conditions of the agreement and subject to a credit for any amounts previously paid to Fagen Engineering, LLC for engineering performed pursuant to the Phase I and Phase II Engineering Services Agreement. There is no assurance that there will not be design changes or cost overruns associated with the expansion of the plant. In addition, shortages of steel could affect the final cost and final completion date of the project.  Any significant increase in the estimated construction cost of the expansion may make the expansion too expensive to complete or unprofitable to operate because our revenue stream may not be able to adequately support the increased cost and expense attributable to increased construction costs.

Construction delays could increase our costs.  Construction of the expansion began in October 2006. The grain storage and process parts of the expansion are approximately 95% completed, as of December 15, 2007.  Final land grading and rail siding work will be completed in the July to September 2008 time period.  However, construction projects often involve construction delays due to weather conditions, or other events that delay the construction schedule. In addition, Fagen, Inc.’s involvement in the construction of a number of other plants while constructing our plant could cause delays in our construction schedule. Also, any changes in interest rates or the credit environment or any changes in political administrations at the federal, state or local level that result in policy change towards ethanol, could also cause construction and operation delays. If it takes longer to construct the expansion than we anticipate, it may substantially increase our costs, which could have a material adverse effect on our results of operations and financial condition.

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

We expect to operate in a competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably.  There is significant competition among ethanol producers with numerous producer and privately owned ethanol plants planned and operating throughout the United States.  The number of ethanol plants being developed and constructed in the United States continues to increase at a rapid pace. The largest ethanol producers include Abengoa Bioenergy Corp., ADM, Aventine Renewable Energy, Inc., Cargill, Inc., Hawkeye Renewables, POET (formerly Broin), US Bio Energy Corp. and VeraSun Energy Corporation, all of which are each capable of producing more ethanol than we expect to produce. Additionally, in November of 2007, VeraSun and US Bio Energy Corp. announced that they entered into a merger agreement which is expected to close during the first quarter of 2008.  The new entity will retain the VeraSun name and, by the end of 2008, is expected to own 16 ethanol facilities with a total production capacity of approximately 1.6 billion gallons per year, which would make it one of the largest ethanol producers in the country.  If the demand for ethanol does not grow at the same pace as increases in supply, we expect that lower prices for ethanol will result which may adversely affect our ability to generate profits and our financial condition.

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

Loss of or ineligibility for favorable tax benefits for ethanol production could hinder our ability to operate at a profit and reduce the value of your investment in us. The ethanol industry and our business are assisted by various federal ethanol tax incentives. The elimination or reduction of tax incentives to the ethanol industry could reduce the market for ethanol, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol. If the federal tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for ethanol will result, which could depress ethanol prices and negatively impact our financial performance.

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

ITEM 2.	PROPERTIES.

The Company owns the general partnership interest in the Partnership, which owns the plant.  The plant is located on an approximately 80-acre rural site that is located approximately two miles east of the City of Marcus, Iowa and approximately one mile north of Iowa State Highway 3.  The plant’s address is 4808 F Avenue, Marcus, Iowa 51035.  The plant grinds approximately 18 million to 19 million bushels of corn per year to produce approximately 52 million gallons of ethanol.  The original construction of the plant was completed in 2003 and consists of the following buildings:

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

In July 2005, we completed an expansion to the plant which enabled us to increase our ethanol production from 40 MGY to 52 MGY.  This plant expansion included an additional fermenter, slurry tank, additional water treatment equipment, liquefaction tank, molecular sieves and additions to the process building, which will accommodate the additional fermenter and shop area.  We also installed additional drier controls and maintenance system software in fiscal year 2005.

In addition in October 2005, we completed the installation of a corn oil segregation unit which separates corn oil from the distillers grains during the ethanol production process.  In May 2006, we commenced expansion of our grain handling facilities and remodeling of our existing grain silos.  On August 1, 2006, we purchased approximately eight acres of land west of the Marcus plant along the north side of the railroad tracks to accommodate the plant expansion.  In October 2006, we commenced construction of a second expansion of the plant’s production capacity which will enable us to increase our ethanol production to 92 MGY by adding 40 million gallons annually.

In June 2006, the Partnership obtained the exclusive right and option to purchase two parcels of land, consisting of approximately 300 acres of land (actual acreage will be determined by survey), in Plymouth County, Iowa.  The first option was entered into on June 16, 2006 by the Partnership and the Mary Frances Wohlenberg Trust. The Partnership paid $15,000 for this option on a tract of land in Plymouth County, Iowa.  The Partnership paid an additional $10,000 in December 2006 to extend the option to June 19, 2007.  The Partnership assigned the option to ARCP on March 22, 2007.  The second option was entered into on June 19, 2006 between the Partnership and Robert E. Lias and Margaret Lias. The Partnership paid $15,000 for this option on a tract of land in Plymouth County Iowa. LSCP, LLLP paid an additional $10,000 in December 2006 to extend the option to June 19, 2007.  The Partnership assigned the option to ARCP on March 22, 2007. On June 18, 2007, Akron provided notice to the landowners of our intent to exercise the option agreements and purchased the land in August 2007 for approximately $4,647,000.

All of our tangible and intangible property, real and personal, serves as the collateral for the debt financing with First National Bank of Omaha, which is described below under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness.”

ITEM 3.	LEGAL PROCEEDINGS.

From time to time in the ordinary course of business, we or the Partnership may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes.  We are not currently involved in any material legal proceedings, directly or indirectly, and we are not aware of any claims pending or threatened against us or any of the directors that could result in the commencement of legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR MEMBERSHIP UNITS AND RELATED MEMBER MATTERS AND ISSUERPURCHASES OF MEMBERSHIP UNITS.

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

The following table contains historical information by quarter for the past two years regarding the trading of units, as adjusted for the unit split:

Quarter	Low Price	High Price	Average Price	# of Units Traded
July 1 - Sept 30 2007	$600	$800	$643	225
Apr 1 - June 30 2007	$567	$700	$611	575
Jan 1 - March 31 2007 (1)	$600	$733	$705	525
Oct 1 - Dec 31 2006	$567	$733	$661	960
July 1 - Sept 30 2006	$433	$433	$433	120
Apr 1 - June 30 2006	$240	$424	$350	375
Jan 1 - March 31 2006	$217	$217	$217	150
Oct 1 - Dec 31 2005	$150	$150	$150	150

(1)On April 17, 2007, we declared a fifteen-for-one membership unit split to be effected in the form of a unit distribution of fourteen membership units for each membership unit outstanding. The record date for the membership unit split was February 1, 2007.  We have retroactively restated the number of units and unit prices after the unit split for comparison purposes.

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

Unit Holders

As of the date of filing of this report, the Company had 164,115 Class A membership units issued and outstanding and a total of 730 Class A membership unit holders.  There is no other class of membership unit issued or outstanding.

Distributions

Distributions are payable at the discretion of our board of directors, subject to the provisions of the Iowa Limited Liability Company Act and our operating agreement.  Distributions to our unit holders are also subject to certain loan covenants and restrictions that require us to make additional loan payments based on excess cash flow.  These loan covenants and restrictions are described in greater detail under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness.”

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

2007 Distributions

On January 16, 2007 the Company’s board of directors, acting as general partner of the Partnership, approved a cash distribution of approximately $14,718,000 to the Partnership’s partners of record as of January 16, 2007.  As a holder of 60.15% of the units of the Partnership, the Company received a cash distribution of approximately $8,853,000.  On January 16, 2007, the Company’s board of directors approved a cash distribution of $53.33 per membership unit (as calculated after the membership unit split) or a total of approximately $8,753,000 to its unit holders of record as of January 16, 2007.

On April 17, 2007, the Company’s board of directors declared a fifteen-for-one membership unit split to be effected in the form of a unit distribution of fourteen membership units for each membership unit outstanding. The record date for the membership unit split was February 1, 2007.

On July 17, 2007 the Company’s board of directors, acting as general partner of the Partnership, approved a cash distribution of approximately $9,381,000 to the Partnership’s partners of record as of July 17, 2007.  As a holder of 60.15% of the units of the Partnership, the Company received a cash distribution of approximately $5,643,000.  On July 17, 2007, the Company’s board of directors approved a cash distribution of $33.45 per membership unit or a total of approximately $5,491,000 to its unit holders of record as of July 17, 2007.

2006 Distributions

On January 17, 2006 the Company’s board of directors, acting as general partner of the Partnership, approved a total cash distribution of approximately $15,361,000 to the Partnership’s limited partners of record as of January 17, 2006.  At January 17, 2006, we owned 60.15% of the partnership units of the Partnership.  Accordingly, the Company received a cash distribution of approximately $9,240,000. The distribution was made in February 2006.  On January 18, 2006, the Company’s board of directors approved a cash distribution of $56.15 per membership unit (as calculated after the membership unit split) or a total of approximately $9,216,000 to the its unit holders of record as of January 17, 2006.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth selected consolidated financial data of Little Sioux Corn Processors, LLC and our subsidiary, LSCP, LLLP for the periods indicated.  The information for our fiscal year ended September 30, 2003 is excluded because we were not operating for a full fiscal year at that time. The audited financial statements included in Item 8 of this report have been audited by our independent registered public accountants, Boulay, Heutmaker, Zibell & Co., P.L.L.P.

Statement of Operations Data:	2007	2006	2005	2004
Revenues	$130,730,336	$113,785,666	$95,881,420	$85,540,934

Cost of Goods Sold	87,060,524	73,678,035	65,257,086	74,649,569

Gross Margin	43,669,812	40,107,631	30,624,334	10,891,365

Selling, General and Administrative Expenses	5,439,374	3,001,254	6,542,308	2,733,993

Operating Income	38,230,438	37,106,377	24,082,026	8,157,372

Other Income (Expense)	(267,363)	(118,637)	(561,560)	5,360,140

Net Income Before Minority Interest	38,497,801	36,987,740	23,520,466	13,517,512

Minority Interest in Subsidiary Income	15,434,801	14,775,906	9,421,765	5,663,681

Net Income	$23,063,000	$22,211,834	$14,098,701	$7,853,831

Average Units Outstanding (1)	164,115	164,115	164,115	164,115
Net Income Per Unit	$140.53	$135.34	$85.91	$47.86
Distributions Per Unit	$86.78	$56.15	$30.54	$6.92

Balance Sheet Data:	2007	2006	2005	2004
Cash & Equivalents	$17,503,176	$10,133,691	$14,135,954	$3,907,380
Current Assets	$26,497,760	$39,374,286	$26,748,278	$11,946,926
Property & Equipment	$103,878,289	$51,747,859	$50,128,437	$47,536,127
Total Assets	$136,412,043	$91,556,615	$77,162,356	$59,828,204
Current Liabilities	$23,988,427	$6,023,396	$10,692,316	$4,966,448
Long Term Debt	$25,743,072	$13,504,582	$16,092,315	$19,572,989
Minority Interest	$34,697,010	$28,864,721	$20,209,574	$14,207,003
Members’ Equity	$51,983,534	$43,163,916	$30,168,151	$21,081,764
Book Value Per Unit (1)	$316.75	$263.01	$183.82	$128.46

(1)  On April 17, 2007, we declared a fifteen-for-one membership unit split to be effected in the form of a unit distribution of fourteen membership units for each membership unit outstanding. The record date for the membership unit split was February 1, 2007.  We have retroactively restated the number of units and unit prices prior to unit split for comparison purposes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in “Item 1A—Risk Factors” and elsewhere in this annual report.  Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes and with the understanding that our actual future results may be materially different from what we currently expect.

Overview

As general partner, the Company manages the business and day-to-day operations of the Partnership’s 52 million gallon per year (MGY) ethanol plant located near Marcus, Iowa in northwest Iowa.  We currently own a 60.15% ownership interest in the Partnership.  The Partnership has two wholly owned subsidiaries, Akron and Twin Rivers.  Akron is an Iowa limited liability company that is developing a 100 MGY ethanol plant in Plymouth County, near Akron, Iowa, however, this project is currently suspended.  Twin Rivers is an Iowa limited liability company that anticipates managing Akron’s ethanol plant.

Our revenues are derived from the sale and distribution of our ethanol, distillers grains and corn oil throughout the continental United States.  Corn is supplied to us primarily from local agricultural producers and from purchases of corn on the open market. After processing the corn, ethanol is sold to Archer Daniels Midland Co. (“ADM”), a party related to us, which subsequently markets and sells the ethanol to gasoline blenders and refineries located throughout the continental United States.

Some of our distillers grains are sold directly to local farmers through our marketing agreement with CHS. For our distillers grains, we receive a percentage of the selling price actually received by CHS in marketing the distillers grains to its customers.

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

Results of Operations

Comparison of Fiscal Years Ended September 30, 2007 and 2006.

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our consolidated statements of operations for the fiscal years ended September 30, 2007 and 2006:

	2007		2006
Income Statement Data	Amount	%	Amount	%
Revenues	$130,730,336	100.0	$113,785,666	100.0

Cost of Goods Sold	87,060,524	66.6	73,678,035	64.8

Gross Margin	43,669,812	33.4	40,107,631	35.2

Operating Expenses	5,439,374	4.2	3,001,254	2.6

Operating Income	38,230,438	29.2	37,106,377	32.6

Other Income (Expense)	267,363	0.2	(118,637)	(0.1)

Net Income Before Minority Interest	38,497,801	29.4	36,987,740	32.5

Minority Interest in Subsidiary Income	15,434,801	11.8	14,775,906	13.0

Net Income	$23,063,000	17.6	$22,211,834	19.5

Revenues

The increase in revenues from fiscal year 2007 compared to fiscal year 2006 is due primarily to an increase in the price we received for our ethanol.  Net gallons of denatured ethanol sold in fiscal 2007 increased approximately 1% over fiscal 2006.  The average per gallon price we received for our ethanol sold for 2007 increased approximately 13% compared to the twelve months ended September 30, 2006.  Sales of co-products increased by approximately 17% in 2007 compared to co-products sales in 2006 due to increased sales of corn oil.  Ethanol related derivatives reduced our revenues by approximately $2,102,000 in our fiscal year ended September 30, 2007.

Due to a number of factors, including the higher price of petroleum gasoline and seasonal demand, ethanol prices remained high during the period covered by this report. We believe the favorable prices are primarily due to strong demand for ethanol, created by a number of factors, including the declining use of MTBE as an oxygenate, the high price of gasoline, which encourages voluntary blending, and the growing recognition of ethanol as an alternative energy source. Ethanol prices tend to track with the price of petroleum gasoline, therefore, we believe this trend will continue so long as petroleum gasoline prices remain high, a factor over which we have no control. However in 2005, the prices of ethanol and gasoline began a significant divergence, with ethanol selling for much less than gasoline at the wholesale level, according to the National Corn Growers Association. The greatest effect on the price of ethanol is the supply and demand for ethanol in specific markets. As MTBE is phased out due to its threat to groundwater quality, the demand for ethanol has increased.  Prices also vary according to location and the time of year. This is because summertime gasoline is controlled for evaporative emissions. Thus, summertime gasoline is more expensive to produce than winter gasoline. Ethanol blends are no different. Additionally, blending economics can vary from one region of the country to another, creating significant difference in the pump price even though ethanol prices are similar in each region.  Ethanol prices are still higher than the 10-year average. However, we cannot guarantee that the price of ethanol will not significantly decrease due to factors beyond our control.

A greater supply of ethanol on the market from additional plants and plant expansions could reduce the price we are able to charge for our ethanol, especially if supply outpaces demand. As of November 2007, the Renewable Fuels Association reports that there were 134 ethanol plants in operation nationwide with the capacity to produce 7.23 billion gallons annually, with approximately 26 ethanol plants under construction and 14 planned expansions, expanding total ethanol production capacity by an additional 3.38 billion gallons. Accordingly, the price of ethanol may trend downward if supply exceeds demand, which would negatively impact our earnings.

With respect to co-products, we are exploring new ways to market and utilize our corn oil and we believe this will result in the continued increase of our sales for our co-products.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues were 66.6% and 64.8% for the twelve months ended September 30, 2007 and 2006, respectively.  The increase in our cost of goods sold as a percentage of revenues from period to period is primarily due increase in the price of corn.  This effect was partially offset by gains from corn derivatives.  The average price paid for corn, net of derivative gains, increased approximately 41% in 2007 compared to the twelve months ended September 30, 2006.

This increased cost was partially offset by our decreased natural gas costs.  For the twelve months ended September 30, 2007, our natural gas costs, net of derivative gains, decreased approximately 35% compared to the twelve months ended September 30, 2006.  However, the impact of decreased natural gas costs in less than the impact of adverse changes to the corn costs.

The increase in our cost of goods sold was impacted by changes in the fair value of our derivative instruments.  Our cost of goods sold includes a gain of approximately $15,059,000 for fiscal year 2007 related to our derivative instruments, compared to a gain of approximately $1,311,000 for fiscal year 2006.  We recognize the gains or losses that result from the changes in the value of our derivative instruments in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Corn costs significantly impact our cost of goods sold.  As of November 9, 2006, United States Department of Agriculture’s National Agricultural Statistics Service projected the 2006 national corn production at approximately 10.7 billion bushels, which would be the third largest corn crop on record, and Iowa production at 2.0 billion bushels.  However, despite the large 2006 corn crop, corn prices have increased sharply since August 2006.  Additionally, due to increased exposure of ethanol, corn is now being viewed as an “energy commodity” as opposed to strictly a “grain commodity,” contributing to the upward pressure on corn prices.  A recent USDA report entitled “World Agricultural Supply and Demand Estimates” (December 11, 2007), project U.S. corn prices for the season average to be at $3.35 to $3.95 per bushel. For the 12 months ended September 30, 2006, we paid a weighted average of $1.90 per bushel of corn.  For the 12 months ended September 30, 2007, we paid a weighted average of $3.45 per bushel of corn.  This trajectory of increasing prices suggest the USDA prediction that 2007 corn prices could reach $3.95 per bushel or more is a reasonable expectation.

Natural gas has recently been available only at prices exceeding historical averages. Historically, natural gas prices in the $5/mmbtu range were considered high.   These prices are continuing to increase our costs of production.  For the 12 months ended September 30, 2006, we paid a weighted average of $10.80 per mmbtu.  For the 12 months ended September 30, 2007, we paid a weighted average of $7.48 per mmbtu.  The prices we paid during the last two fiscal years support our statements that the natural gas market has increasing prices and an unpredictable market situation.

Operating Expenses

Our operating expenses, as a percentage of revenue, increased by approximately 4.2% and 2.6% for fiscal year 2007 and 2006 respectively. This increase resulted from increased costs associated with the Sarbanes Oxley 404 implementation, costs from the Partnership’s subsidiary, Akron, increased marketing fees, and business interruption insurance.  Although we can give no assurances, the plant expansion may increase our operating efficiency, which would maintain or lower our operating expenses as percentage of revenues.

Operating Income

Our income from operations for fiscal year 2007 totaled approximately $38,230,000 compared to $37,106,000 for fiscal year 2006.  This was a result of the increase in sales revenue for fiscal year 2007 partially offset by the increase in cost of goods sold as a percentage of revenues for the same period.

Other Income and Expense

Our other income and expense for the twelve months ended September 30, 2007 was income of approximately $267,000 compared to an expense of approximately $119,000 for the twelve months ended September 30, 2006.  In fiscal 2007 our interest income increased 11.4% over fiscal 2006.  In addition, our interest expense decreased as interest is being capitalized during the construction period.  We capitalized approximately $1,389,000 during our fiscal year ended September 30, 2007.

Comparison of Fiscal Years Ended September 30, 2006 and 2005.

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our consolidated statements of operations for the fiscal years ended September 30, 2006 and 2005:

	2006		2005
Income Statement Data	Amount	%	Amount	%
Revenues	$113,785,666	100.0	$95,881,420	100.0

Cost of Goods Sold	73,678,035	64.8	65,257,086	68.1

Gross Margin	40,107,631	35.2	30,624,334	31.9

Operating Expenses	3,001,254	2.6	6,542,308	6.8

Operating Income	37,106,377	32.6	24,082,026	25.1

Other Income (Expense)	(118,637)	(0.1)	(561,560)	(0.6)

Net Income Before Minority Interest	36,987,740	32.5	23,520,466	24.5

Minority Interest in Subsidiary Income	14,775,906	13.0	9,421,765	9.8

Net Income	$22,211,834	19.5	$14,098,701	14.7

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

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues were 64.8% and 68.1% for the twelve months ended September 30, 2006 and 2005, respectively.  The decrease in our cost of goods sold as a percentage of revenues from period to period is primarily due to the increase in revenue during a stable corn market.  Revenues increased approximately 18.7% for the twelve months ended September 30, 2006 compared to the twelve months ended September 30, 2005, however, our corn costs increased only approximately 6.3% for this same time period.  This benefit was partially offset by our increased natural gas costs.  For the twelve months ended September 30, 2006, our natural gas costs increased approximately 88.4% compared to the twelve months ended September 30, 2006.  However, the impact of the increased natural gas costs is less than the impact of adverse changes to ethanol prices and corn costs.

The increase in our cost of goods sold was impacted by changes in the fair value of our derivative instruments.  Our cost of goods sold includes a gain of approximately $1,311,000 for fiscal year 2006 related to our derivative instruments, compared to a loss of approximately $2,697,000 for fiscal year 2005.  We recognize the gains or losses that result from the changes in the value of our derivative instruments in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

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

At September 30, 2005 and during the first fiscal quarter of 2006, we were involved in a dispute with ADM regarding the actual price ADM is required to pay for all the ethanol it purchased from LSCP under the ethanol marketing agreement.  The dispute arose over ADM’s claimed failure to include its gains and losses from gasoline index hedges in calculating the price ADM is to pay to LSCP, which resulted in an overpayment for all the ethanol purchased by ADM from LSCP since the inception of the ethanol marketing agreement through September 30, 2005. After engaging independent accountants to review ADM’s claimed overpayment, on February 17, 2006, we entered into a settlement agreement with ADM in resolution of this dispute. Under the terms of the settlement agreement, both parties agreed to release and discharge each other from any and all claims relating to the inclusion of gains and losses from gasoline index hedges in calculating the price ADM is to pay LSCP under the ethanol marketing agreement through September 30, 2005.  In addition, as consideration for the release of claims by ADM, we agreed to pay a single cash payment of approximately $3.9 million to ADM upon execution of the settlement agreement.

Operating Income

Our income from operations for fiscal year 2006 totaled approximately $37,106,000 compared to approximately $27,989,500 for fiscal year 2005.  This was a result of the increase in sales revenue for fiscal year 2006 combined with the decrease in cost of goods sold as a percentage of revenues for the same period.  We expect the additional expansion of our plant’s production capacity by an additional 40 million gallons annually will increase our annual operating income as a result of increases in revenue and operating efficiency.  There is no assurance, however, that the expansion will reduce our operating costs or increase our operating income.  Our expansion projections are based upon our historical operating costs and historical revenues and there is no guarantee or assurance that our past financial performance can accurately predict future results especially in connection with expansion.  In addition, the expansion may present additional challenges and risks that negatively impact our future financial performance.

Other Income and Expense

Our other income and expense for the twelve months ended September 30, 2006 was an expense of approximately $118,600 compared to an expense of approximately $4,469,066 for the twelve months ended September 30, 2005.  This reduction in expenses was a resulted from a settlement of a dispute with ADM that was recorded in fiscal 2005.

Our CCC Bioenergy payments were approximately $93,000 for the twelve months ended September 30, 2006 compared to approximately $173,000 for the twelve months ended September 30, 2005.  Income from the United States Department of Agriculture’s Commodity Credit Corporation Bioenergy Program during 2006 was significantly less than the amount we were eligible for based on our increases in production.  This reduction was attributed to increased participation by ethanol producers, decreased funding, and a termination of the program on June 30, 2006.

We previously classified our ADM settlement, discussed above, as other expense, however, in the current financial statements we reclassified the settlement as operating expenses.

Strategies: Expansion

Marcus Plant Expansion

During fiscal year 2006, we commenced a plant expansion which when completed, will increase the ethanol production capacity of our plant by 40 million gallons to 92 million gallons annually. We expect the expansion to be substantially complete early in the 2008 calendar year and that the total cost of the expansion project will be approximately $73,000,000. The completion date and cost of the expansion project is a preliminary estimate and we expect it will change as we continue to gather information relating to the expansion.  The grain storage and process parts of the expansion are approximately 95% completed.  Final land grading and rail siding work will be completed in the July to September 2008 time period.

 We expect to finance the 40 million per year expansion using both a portion of our cash and additional debt to finance the required capital expenditures.  We do not expect to seek additional equity from our members to fund this expansion.  On April 5, 2007, we entered into an Amended and Restated Construction Loan Agreement (the “Amended Agreement”) with First National Bank of Omaha, N.A. (“FNBO”).  Under the Amended Agreement, FNBO has agreed to loan us up to $73,000,000 (the “Construction Loan”) for the purpose of partially funding the construction of the 40 million gallon per year expansion of our facility and the subsequent replacement of the Construction Loan with an amount of up to $82,278,227 (the “Term Loan”), together with a $5,000,000 operating line of credit and letter of credit facility (the “Operating Loan”) and swap contracts.  For additional information regarding our expansion debt financing commitment, see “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness, Expansion Debt Financing.”

Management anticipates that the plant will continue to operate at or above name-plate capacity of 52 million gallons per year until the expansion is completed, at which time the name-plate capacity will increase to 92 million gallons per year.  We estimate that the plant will start operating at 92 million gallons per year in early 2008, although tangential work on the expansion project, such as rail siding, road work and landscaping, will continue until the project is fully complete in mid 2008.  This current expansion will be completed while the current facility remains in production.  However, the plant may be shut down from time to time to incorporate expansion improvements.

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

After completion of this expansion, our total operating costs are expected to increase because of the increase in our production capacity.  We expect to offset the increase in operating costs by increased ethanol revenues, however, a variety of market factors can affect both operating costs and revenues.  These factors include:

·	Changes in the availability and price of corn;

·	Changes in the environmental regulations that apply to our plant operations;

·	Increased competition in the ethanol and oil industries;

·	Changes in interest rates or the availability of credit;

·	Changes in our business strategy, capital improvements or development plans;

·	Changes in plant production capacity or technical difficulties in operating the plant;

·	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

·	Changes in the availability and price of natural gas and the market for distillers grains; and

·	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives).

Development of Akron Ethanol Plant

In addition to expansion of the plant, we executed a subscription agreement to purchase 27,500 Class A units in Akron, our wholly owned subsidiary.  Akron is an Iowa limited liability company organized for the purpose of developing and constructing a 100 million gallon per year ethanol plant in Plymouth County near Akron, Iowa.  We have initially capitalized Akron by committing to contribute $9,999,900 in exchange for 15,000 Class A units at the price of $666.66 per unit and $10,000,000 in exchange for 12,500 Class A units at a price of $800 per unit.  In connection with our subscription, Akron has received total non-cash proceeds from the Partnership of approximately $6,037,000 consisting of approximately $890,000 in services, approximately $4,647,000 in costs associated with the land purchased and $500,000 paid to Fagen, Inc. by the Partnership on Akron’s behalf for its letter of intent payment, plus a subscription receivable of approximately $13,962,000.  We will pay Akron the entire amount due under the subscription receivable within twenty days of receiving notice from Akron that it is due.  On March 20, 2007, we assigned two real estate options to Akron for the site of its proposed plant and on June 15, 2007, Akron exercised the two real estate options.  On August 10, 2007 Akron closed on the purchase of the two real estate parcels.  In addition, on May 30, 2007, Akron entered into a management and operational services agreement with Twin Rivers.  Akron and Twin Rivers are our wholly owned subsidiaries.  On August 28, 2007 we decided to suspend development of the Akron project, due to unfavorable market conditions.  We did, however, enter into an amended and extended letter of intent with Fagen, Inc. on November 9, 2007 to extend the termination date of June 1, 2008. There is no assurance that our involvement with the Akron plant, or the project, will be successful.  The market conditions will be continually evaluated to determine the feasibility of restarting the Akron project.

Critical Accounting Policies and Estimates

This discussion and analysis of financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  Note 2 to our audited consolidated financial statements contain summaries of our accounting policies, many of which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to accrued expenses, financing operations, and contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We do not currently deem any of our accounting estimates described in the notes to our consolidated financial statements to be critical.

Liquidity and Capital Resources

Comparison of Fiscal Years Ended September 30, 2007 and 2006.

	Year ended September 30,
	2007	2006
Net cash from operating activities	$49,738,138	$32,957,631
Net cash used for investing activities	(39,894,514)	(18,423,815)
Net cash used for financing activities	(2,474,139)	(18,536,079)

Cash Flow From Operations.  The net cash flow provided from operating activities increased by 51% between 2007 and 2006 due to changes in derivative instruments, accounts payable and accrued expenses.  Our capital needs are being adequately met through cash from our operating activities and our current credit facilities.

The increase resulting from improved net income was partially improved by changes in derivative instruments.  Because we do not use hedge accounting, we expect large fluctuations in the values of our derivative instruments.  For the fiscal year ended September 30, 2007 we benefited from our derivatives, and withdrew cash of approximately $5,600,000 against our derivatives.  In addition, we also increased the amount of derivative instruments we entered into during this period of time.  This was a business decision made in anticipation of greater volatility in the corn and natural gas markets and is intended to reduce the effect of adverse price changes for corn and natural gas purchases.  We anticipate the value of our derivative instruments to continue to fluctuate.

The increase resulting from improved net income was a result of the timing of interest payments to our lender for the construction note, higher receivables, higher inventory and restricted cash increases. Our inventory is up mostly because of higher corn costs. Our receivables increased largely due to increased sales in September 2007 of our co-products. The increase in accrued payments and accrued expenses increased our cash flow because we have not yet had to pay these amounts related to our expansion debt.

The increase resulting from improved net income was also partially due to increased accounts payable.  This change was a result of increased corn costs as well as costs associated with our expansion.

Cash Flow From Investing Activities.  We used cash provided primarily by operating activities and paid additional amounts of capital expenditures which totaled approximately $53,807,000 for fiscal 2007 compared to approximately $6,439,000 for fiscal 2006.   This was partially offset by proceeds from short term investments.  No short term investments were purchased in fiscal 2007, compared to approximately $18,727,000 for fiscal year ended September 30, 2006.

In addition, the Company purchased land associated with the Akron project for approximately $4,457,000, less previous amounts paid.

Management estimates that approximately $1,000,000 in capital expenditures will be made in the next twelve months for general improvements to the plant, all of which are expected to be financed from a portion of cash flows from operations and from cash flows from financing.

In October 2006, we commenced construction of a 40 million gallon per year expansion to our plant.  The cost of the expansion is expected to be approximately $73,000,000, which will be financed using both a portion of our cash and additional debt to finance the required capital expenditure.  Our expansion projections are based upon our historical operating costs and historical revenues and there is no guarantee or assurance that our past financial performance can accurately predict future results especially in connection with expansion.  In addition, the expansion may cost more and may present additional challenges and risks that negatively impact our future financial performance.  The grain storage and process parts of the expansion are approximately 95% completed.  Final land grading and rail siding work will be completed in the July to September 2008 time period.

Cash Flow From Financing Activities. We used cash to pay down our debt by approximately $3,316,000 in fiscal 2007 compared to approximately $3,199,000 in fiscal 2006.  Additionally, the total amount of cash we distributed to partners and members totaled approximately $23,846,000 in 2007 compared to approximately $15,337,000 in 2006.  This was offset by proceeds from the construction loan which totaled approximately $25,420,000 in fiscal 2007.  No cash was received from the construction loan in fiscal 2006.

Comparison of Fiscal Years Ended September 30, 2006 and 2005.

	Year ended September 30,
	2006	2005
Net cash from operating activities	$32,957,631	$34,093,417
Net cash used for investing activities	(18,423,815)	(7,409,870)
Net cash used for financing activities	(18,536,079)	(16,454,973)

Cash Flow From Operations.  The decrease in net cash flow provided from operating activities between 2006 and 2005 was primarily due to changes in derivative instruments, accounts payables and accrued expenses.  The increase resulting from improved net income was partially offset by changes in derivative instruments.  Because we do not use hedge accounting we expect large fluctuations in the values of our derivative instruments.  Therefore, the change in derivative instruments was more a result of an accounting method than a strategic business decision.  In addition, we also increased the amount of derivative instruments we entered into during this period of time.  This was a business decision made in anticipation of greater volatility in the corn and natural gas markets and is intended to reduce the effect of adverse price changes for corn and natural gas purchases.  We anticipate the value of our derivative instruments to continue to fluctuate.

The increase resulting from improved net income was also partially offset by changes in accrued expenses.  The decrease in accrued expenses from fiscal year 2005 to fiscal year 2006 was a result of our settlement payment to ADM.  This payment was for $3.9 million and recorded as of September 30, 2005.  This payment was outside our normal operating expenses and, therefore, there was no correlating accrual in fiscal year 2006, which resulted in the large decrease in accrued expenses for fiscal year 2006.  Because this payment released us from any further obligation under this claim, our accrued expenses should stay more stable in the future and not have significant medium or long term effects.  The settlement payment was a strategic business decision made by us that increased expenses from a settlement payment would be justified.  While our opinion was that we were under no contractual obligation to pay ADM additional sums, we wished to avoid prolonged and costly litigation and to maintain our relationship with ADM.

The increase resulting from improved net income was also partially offset by changes in accounts payable.  The decrease in accounts payable was a result of a regular maintenance plant shut down in September 2006, compared to October 2005 in the previous year.  We had either paid for much of our inventory on hand and other costs to run the plant or had delayed purchasing these items at the time of the shutdown.  This event decreased our accounts payable in fiscal year 2006 and we did not have a correlating event occur in fiscal year 2005.

Cash Flow From Investing Activities.  We used cash provided by operating activities for capital expenditures which totaled approximately $6,064,600, related to the initial plant expansion costs and expansion of the grain handling and storage facilities, for fiscal 2006 compared to fiscal year 2005, and for the purchase of short term investments which increased approximately $11,739,400 in fiscal 2006 compared to fiscal 2005.

Cash Flow From Financing Activities. We used cash to pay down our debt by approximately $3,199,000 in fiscal 2006 compared to approximately $8,023,000 in fiscal 2005.  Additionally, the total amount of cash we distributed to partners and members totaled approximately $15,336,800 in 2006 compared to approximately $8,431,500 in 2005.

Indebtedness

Short-Term Debt Sources. We maintain a line of credit with First National Bank of Omaha through March 2008 to finance short-term working capital requirements. Under the line of credit, we may borrow up to $5,000,000 under a revolving promissory note. The interest payable on the revolving promissory note is due monthly at the one-month LIBOR plus 2.80%. We pay a commitment fee of 0.125% on the unused portion of the line. There was no outstanding balance as of September 30, 2007. The maximum available credit under this note is based on receivable and inventory balances. Our current receivable and inventory balances are not sufficient to allow us to use the maximum amount of the operating line of credit. The operating line of credit is subject to protective covenants requiring us to maintain various financial ratios and is secured by all of our business assets.

Long-Term Debt Sources. We have long-term debt financing consisting of three term notes held by First National Bank of Omaha and referred to as Term Notes 2, 3, and 4. At September 30, 2007, the principal balance on Term Note 2 was $9,824,449. Term Note 2 is payable in quarterly installments. Interest on Term Note 2 is at the three-month LIBOR plus 2.80%, which totaled 8.38% as of September 30, 2007. Term Note 2 is payable in full on June 1, 2008. In order to achieve a fixed interest rate on Term Note 2, we entered into an interest rate swap which helps protect our exposure to increases in interest rates and the swap effectively fixes the interest rate on Term Note 2 at 5.79% until June 1, 2008.

At September 30, 2007, the principal balance on Term Note 3 was $3,434,778. Term Note 3 is payable in quarterly installments. Interest on Term Note 3 is at the three-month LIBOR plus 2.80%, which totaled 8.38% as of September 30, 2007. Term Note 3 is payable in full on June 1, 2008. As part of the financing agreement, we have agreed to pay an annual servicing fee of $50,000.  However, under our commitment letter with First National Bank of Omaha for our expansion debt financing, this annual servicing fee will be reduced to $30,000.

At September 30, 2007, there was no principal balance on Term Note 4.  Interest on Term Note 4 is at the one-month LIBOR plus 2.80%. Term Note 4 is payable in full on June 1, 2008. Term Note 4 allows borrowings up to the original principal of $5,000,000 to the extent of principal payments made until maturity.

We have a construction note for up to $73,000,000 for the partial funding of the 40 MMGY expansion to the Marcus facility.  The principal balance on this note was $25,419,785 as of September 30, 2007 and will convert into term notes at the completion of the construction.  Interest on the construction note is at the one-month LIBOR plus 3.10%, which totaled 8.77% as of September 30, 2007.

At September 30, 2007 the aggregate indebtedness represented by Term Notes #2, #3, #4, and the Construction Loan was $38,679,012.

We have a capital lease obligation in the amount of $39,524 on which we pay monthly installments totaling $6,658, with an implicit interest rate of 3.67%. This obligation is secured by the leased equipment and runs through March 1, 2008.

We have a note in the amount of $55,555 payable to the Iowa Energy Center on which we pay monthly installments of $3,472 without interest. This note is secured by real estate, but is subordinated to the term notes. It matures on January 29, 2009.

We have a note with Farmers State Bank of Marcus, Iowa in the amount of $63,709 on which we pay monthly installments of $5,921, including interest at 6%. This note is secured by real estate, but is subordinated to the term notes. It matures on January 29, 2009.

We have a note totaling $164,500 payable to the Iowa Department of Economic Development on which we pay monthly installments of $1,167 without interest. This note is secured by all equipment and matures on July 1, 2009.

Expansion Debt Financing. On April 5, 2007, we entered into an Amended and Restated Construction Loan Agreement (the “Amended Agreement”) with First National Bank of Omaha, N.A. (“FNBO”).  Under the Amended Agreement, FNBO has agreed to loan us up to $73,000,000 (the “Construction Loan”) for the purpose of partially funding the construction of the 40 million gallon per year expansion of our facility and the subsequent replacement of the Construction Loan with an amount of up to $82,278,227 (the “Term Loan”), together with a $5,000,000 operating line of credit and letter of credit facility (the “Operating Loan”) and swap contracts.  The principal balance on this note was $25,419,785 as of September 30, 2007.  In order to achieve a fixed interest rate on portions of our expansion debt, we entered into an interest rate swap which helps protect our exposure to increases in interest rates. The swap fixes the interest rate on $36,500,000 of debt related to the expansion financing at 7.68% for the period of March 1, 2008 to March 1, 2013. The note will convert into term notes at the completion of construction.  Interest on the construction notes is at the one-month LIBOR plus 3.10%, which totaled 8.77% as of September 30, 2007.

Under the Amended Agreement, the existing swap note and a business credit card loan are subject to the same terms and conditions, including interest rate, interest period, repayment terms, as our previous credit facility with FNBO.  In addition, through the Construction Loan termination date, the existing variable rate note and the existing long term revolving note will continue to be subject to the same terms and conditions, including interest rate, interest period, repayment terms, as our existing credit facility; provided, however, interest shall accrue on the existing variable rate note and the existing long term revolving note at a variable rate equal to the applicable LIBOR Rate set forth in such notes, plus (a) 2.80% prior to acceleration or maturity, and (b) an additional 6.00% after maturity, whether by acceleration or otherwise.  On the construction loan termination date, the existing variable rate note and the existing long term revolving note will be converted with the construction loan into the term loan described below.

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

During the construction period interest on the Construction Loan will be payable on a quarterly basis on the outstanding principal amount at a variable rate equal to the one-month LIBOR Rate, in effect from time to time, plus (a) 3.10% prior to acceleration or maturity, and (b) an additional 6.00% after maturity, whether by acceleration or otherwise.  On the Construction Loan termination date, the Construction Loan will be converted into the Term Loan and replaced by the following term notes:

(a)           The Swap Note. A loan in the maximum amount of $36,500,000.  Interest on the Swap Note shall accrue at a variable rate equal to the three-month LIBOR Rate, in effect from time to time, plus (a) 2.60% prior to acceleration or maturity, and (b) an additional 600 basis points after maturity, whether by acceleration or otherwise.  The Swap Note will mature and terminate on the fifth anniversary of the Construction Loan termination date.

(b)           The Variable Rate Note.  A loan in the maximum amount of $35,778,227 representing the principal balance of the Construction Note plus the entire principal amount and all accrued and unpaid interest under the existing variable rate note, if any, less the Swap Note and less $5,000,000 of the Long Term Revolving Loan.  Interest on the Variable Rate Note shall accrue at a variable rate equal to the three-month LIBOR Rate, in effect from time to time, plus (a) 3.00% prior to acceleration or maturity, and (b) an additional 600% after maturity, whether by acceleration or otherwise. The Variable Rate Note will mature and terminate on the fifth anniversary of the Construction Loan termination date.

(c)           The Long Term Revolving Note.  A loan in the maximum amount of $10,000,000 representing the entire principal amount and all accrued and unpaid interest under the existing long term revolving note, if any, and $5,000,000 converted from the Construction Loan on the Construction Loan termination date.  Interest on the Long Term Revolving Note shall accrue at a variable rate equal to the three-month LIBOR Rate, in effect from time to time, plus (a) 3.00% prior to acceleration or maturity, and (b) an additional 6.00% after maturity, whether by acceleration or otherwise.  We may borrow, repay and re-borrow under the Long Term Revolving Loan, without penalty or premium, either the full amount of the Long Term Revolving Loan or any lesser sum until termination of the Long Term Revolving Note. The Long Term Revolving Note will mature and terminate on the fifth anniversary of the Construction Loan termination date.

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

Contractual Obligations and Commercial Commitments

In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments.  The following tables provide information regarding our consolidated contractual obligations and commitments as of September 30, 2007:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	Greater than Five Years

Long-Term Debt Obligations(1)	$49,037,116	$17,873,291	$8,997,039	$22,166,766	$—
Operating Lease Obligations	2,379,600	406,014	539,480	475,920	1,189,800
Purchase Obligations(2)	30,605,933	30,564,614	785,692	—	—
Other Long-Term Liabilities	—	—	—	—	—
Total Contractual Cash Obligations	$83,615,302	$69,356,694	$14,258,608	$22,642,686	$1,189,800

(1)	Long Term Debt Obligations include estimated interest and interest on unused debt.
(2)	Purchase obligations primarily include forward contracts for corn, natural gas, and denaturant as well as remaining amounts for construction in progress.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving promissory note, a construction note and three term notes which bear variable interest rates.  Specifically, we have approximately $28,855,000 outstanding in variable rate debt as of September 30, 2007. The specifics of each note are discussed in greater detail in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness.”

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. At September 30, 2007 and September 30, 2006, the fair value of our derivative instruments for corn, natural gas, and gasoline is asset in the amount of approximately $9,426,000 and an asset in the amount of approximately $7,956,000, respectively. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

We estimate that our expected corn usage is approximately 19 million bushels per year for the production of 52 million gallons of ethanol. We have price protection in place for a portion of our expected corn usage for fiscal year 2008 using forward contracts, CBOT futures and options and Over-the-Counter option contracts. As corn prices move in reaction to market trends and information, our income statement will be affected, depending on the impact such market movements have on the value of our derivative instruments. As we move forward, additional price protection may be required to solidify our margins in the current and future fiscal years. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

To manage our natural gas price risk, we entered into a natural gas purchase agreement with our supplier to supply us with natural gas. This purchase agreement fixes the price at which we purchase natural gas. We estimate we have purchased a portion of our 2008 natural gas requirements utilizing both cash, futures and options contracts. We may also purchase additional natural gas requirements for the 2008 calendar years as we attempt to further reduce our susceptibility to price increases. We recently entered into gasoline derivative instruments to hedge the variability of ethanol prices. While not perfectly correlated, we have found that ethanol and gasoline prices tend to move in tandem. Therefore, the gasoline contracts we have entered into are intended to offset cash decreases in the price of ethanol we receive.

A sensitivity analysis has been prepared to estimate our exposure to corn, gasoline and natural gas price risk. The table presents the net fair value of our derivative instruments as of September 30, 2007 and September 30, 2006 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

	Fair Value	Effect of Hypothetical Adverse Change — Market Risk
September 30, 2007	$9,426,000	$942,600
September 30, 2006	$7,956,000	$795,600

ITEM 8.                                                         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and supplementary data are included beginning at page F-1 of this Report.

ITEM 9.                                                         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Boulay, Heutmaker, Zibell & Co., P.L.L.P. has been our independent registered public accountants since the Company’s inception and is the Company’s independent auditor at the present time.  The Company has had no disagreements with its auditors.

ITEM 9A.                                                CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were not effective because of the material weakness discussed below.

There were adjustments to our financial statements and other factors during the course of the 2007 audit which impacted our closing process and delayed the preparation of our consolidated financial statements, including all required disclosures, in a timely manner. The audit adjustments to our original trial balance impacted a number of balance sheet and income accounts. In addition, several of these adjustments were not identified until after our year end. These deficiencies constituted a material weakness in our financial close process.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

We are in the process of upgrading our systems, implementing additional financial and management controls, and reporting systems and procedures.  We are currently undergoing a comprehensive effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This effort, under the direction of senior management, includes documentation, and testing of our general computer controls and business processes. We are currently in the process of formalizing an internal audit plan that includes performing a risk assessment, establishing a reporting methodology and testing internal controls and procedures over financial reporting.

In connection with the material weakness described above, our auditors recommended that we continue to create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. Our auditors further recommended that we enhance and test our year-end financial close process

Except as described above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred in fiscal year ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION.

                None.

PART III.

Pursuant to General Instruction G (3), we omit Part III, Items 10, 11, 12, 13, and 14 and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to a definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (September 30, 2007).

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

(3)                                   Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	First Amendment to the Third Amended and Restated Operating Agreement of Little Sioux Corn Processors, LLC dated March 22, 2007.		Incorporated by reference to the exhibit of the same number on Form 10-Q for quarter ended March 31, 2007 and filed with the SEC on May 15, 2007.

3.2	Articles of Organization of the registrant.		Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form 10-SB filed with the SEC on May 1, 2003.

3.3	Third Amended and Restated Operating Agreement of the registrant.		Incorporated by reference to Exhibit 3.2 on Form 10-K for fiscal year ended September 30, 2006 and filed with the SEC on December 29, 2006.

3.4	Certificate of Limited Partnership		Incorporated by reference to Exhibit 2.3 to the registrant’s registration statement on Form 10-SB filed with the SEC on May 1, 2003.

3.5	Limited Partnership Agreement		Incorporated by reference to Exhibit 2.4 to the registrant’s registration statement on Form 10-SB filed with the SEC on May 1, 2003.

10.1	Phase I and II Engineering Services Agreement dated March 21, 2007 between Akron Riverview Corn Processors, LLC and Fagen Engineering, LLC. +		Incorporated by reference to the exhibit of the same number on Form 10-Q for quarter ended March 31, 2007 and filed with the SEC on May 15, 2007.

10.2	Amended and Restated Ethanol Marketing Agreement dated March 29, 2007 between LSCP, LLLP and Archer Daniels Midland. +		Incorporated by reference to the exhibit of the same number on Form 10-Q for quarter ended March 31, 2007 and filed with the SEC on May 15, 2007.

10.3	Distillers Grain Marketing Agreement dated March 20, 2007 between Akron Riverview Corn Processors, LLC and Commodity Specialist Corporation.		Incorporated by reference to the exhibit of the same number on Form 10-Q for quarter ended March 31, 2007 and filed with the SEC on May 15, 2007.

10.4	Amended and Restated Construction Loan Agreement dated April 5, 2007 between LSCP, LLLP and First National Bank of Omaha.		Incorporated by reference to the exhibit of the same number on Form 10-Q for quarter ended March 31, 2007 and filed with the SEC on May 15, 2007.

10.5	Letter of Intent dated March 7, 2007 between Akron Riverview Corn Processors and Fagen, Inc.+		Incorporated by reference to Exhibit 10.1 on Akron Riverview Corn Processors, LLC’s Registration Statement on Form SB-2, No. 333-141528, originally filed on March 23, 2007.

10.6	Assignment of Real Estate Option Agreement dated March 20, 2007 between Akron Riverview Corn Processors, LLC and LSCP, LLLP.		Incorporated by reference to the exhibit of the same number on Akron Riverview Corn Processors, LLC’s Registration Statement on Form SB-2, No. 333-141528, originally filed on March 23, 2007.

10.7	Assignment of Real Estate Option Agreement dated March 20, 2007 between Akron Riverview Corn Processors, LLC and LSCP, LLLP.		Incorporated by reference to the exhibit of the same number on Akron Riverview Corn Processors, LLC’s Registration Statement on Form SB-2, No. 333-141528, originally filed on March 23, 2007.

10.8	Management and Operational Services Agreement dated May 30, 2007 between Akron Riverview Corn Processors, LLC and Twin Rivers Management Co.

Incorporated by reference to Exhibit 10.12 on Akron Riverview Corn Processors, LLC’s Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2, No. 333-141528, originally filed on June 4, 2007.

10.9	Award Letter from Iowa Department of Economic Development dated February 22, 2007 regarding Financial Assistance Program Awards.

Incorporated by reference to Exhibit 10.2 on Akron Riverview Corn Processors, LLC’s Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2, No. 333-141528, originally filed on June 4, 2007.

10.10	Letter of Proposal for Environmental Permitting Support for Iowa Air Permits dated November 30, 2006 from Air Resource Specialists.		Incorporated by reference to Exhibit 10.3 on Akron Riverview Corn Processors, LLC’s Registration Statement on Form SB-2, No. 333-141528, originally filed on March 23, 2007.

10.11	Letter of Proposal for Environmental Permitting Support for Storm Water and Waste Water Discharge dated December 6, 2006 from Air Resources Specialists.

Incorporated by reference to Exhibit 10.4 on Akron Riverview Corn Processors, LLC’s Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2, No. 333-141528, originally filed on June 4, 2007.

10.12	Letter Agreement dated October 23, 2006 between Certified Testing Services, Inc.		Incorporated by reference to Exhibit 10.5 on Akron Riverview Corn Processors, LLC’s Registration Statement on Form SB-2, No. 333-141528, originally filed on March 23, 2007.

10.13	Letter of Proposal for Professional Services accepted March 27, 2007 between Akron Riverview Corn Processors, LLC and Yaggy Colby Associates.

Incorporated by reference to Exhibit 10.10 on Akron Riverview Corn Processors, LLC’s Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2, No. 333-141528, originally filed on June 4, 2007.

10.14	Work Cancellation Form dated April 25, 2007 between Akron Riverview Corn Processors, LLC and Air Resources Specialists, Inc.

Incorporated by reference to Exhibit 10.11 on Akron Riverview Corn Processors, LLC’s Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2, No. 333-141528, originally filed on June 4, 2007.

10.15	Consent to Assignment and Assumption of Marketing Agreement dated August 17, 2007 with CHS, Inc. and LSCP, LLLP.	*

10.16	Consent to Assignment and Assumption of Marketing Agreement dated August 17, 2007 with CHS, Inc. and Akron Riverview Corn Processors, LLC.	*

10.17	Second Amendment and Extension to Letter of Intent dated November 9, 2007 with Fagen, Inc.	*

14.1	Code of Ethics of the registrant adopted December 18, 2003.		Incorporated by reference to the exhibit of the same number on Form 10-KSB filed with the SEC on December 29, 2003.

21.1	Subsidiaries of the registrant	*

24.1	Power of Attorney	*

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	*

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	*

32.1	Certificate Pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	*

                 +              Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 406 of the Securities Act of 1933, as amended.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this                 report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITTLE SIOUX CORN PROCESSORS, L.L.C.

Date:	December 31, 2007	/s/ Stephen Roe
Stephen Roe
President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 31, 2007	/s/ Gary Grotjohn
Gary Grotjohn
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 31, 2007	/s/ Vince Davis**
Vince Davis, Director

Date: December 31, 2007	/s/ Daryl Haack**
Daryl Haack, Director

Date: December 31, 2007	/s/ Doug Lansink
Doug Lansink, Director

Date: December 31, 2007	/s/ Ron Wetherell
Ron Wetherell, Chairman and Director

Date: December 31, 2007	/s/ Darrell Downs**
Darrell Downs, Director

Date: December 31, 2007	/s/ Myron Pingel**
Myron Pingel, Vice Chairman and Director

Date: December 31, 2007	/s/ Tim Ohlson**
Tim Ohlson, Secretary and Director

Date: December 31, 2007	/s/ Verdell Johnson**
Verdell Johnson, Director

Date: December 31, 2007	/s/ Dale Arends**
Dale Arends, Director

**By:	/s/ Ron Wetherell Ron Wetherell
Attorney-in-Fact
pursuant to a power of attorney

/s/ Doug Lansink
Doug Lansink
Attorney-in-Fact
pursuant to a power of attorney

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Little Sioux Corn Processors, LLC and Subsidiary

Marcus, Iowa

We have audited the accompanying consolidated balance sheets of Little Sioux Corn Processors, LLC and Subsidiary as of September 30, 2007 and 2006, and the related consolidated statements of operations, changes in members’ equity, and cash flows for the years ended September 30, 2007, 2006, and 2005.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Little Sioux Corn Processors, LLC and Subsidiary as of September 30, 2007 and 2006, and the results of their operations and their cash flows for the years ended September 30, 2007, 2006, and 2005, in conformity with U.S. generally accepted accounting principles.

Minneapolis, Minnesota	/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
December 31, 2007	Certified Public Accountants

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Consolidated Balance Sheets

	September 30,	September 30,
ASSETS	2007	2006

Current Assets
Cash and equivalents	$17,503,176	$10,133,691
Restricted cash	576,446	—
Short-term investments	—	18,726,834
Accounts receivable	691,615	419,263
Accounts receivable - related party	2,584,017	2,236,191
Inventory	3,309,333	2,200,290
Derivative instruments	—	4,356,698
Prepaid expenses	1,833,173	1,301,319
Total current assets	26,497,760	39,374,286

Property and Equipment
Land and improvements	2,929,516	2,826,839
Plant buildings and equipment	58,196,355	57,971,654
Office buildings and equipment	358,450	213,928
	61,484,321	61,012,421
Less accumulated depreciation	18,544,654	13,649,392
	42,939,667	47,363,029
Construction in progress	60,938,622	4,384,830
Net property and equipment	103,878,289	51,747,859

Other Assets
Long-term investments	157,717	103,742
Land costs and other	4,646,636	189,616
Deferred offering costs	184,267	—
Construction commitment cost	500,000	—
Deferred loan costs, net of accumulated amortization	547,374	141,112
Total other assets	6,035,994	434,470

Total Assets	$136,412,043	$91,556,615

See Notes to Consolidated Financial Statements

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Consolidated Balance Sheets

	September 30,	September 30,
LIABILITIES AND MEMBERS’ EQUITY	2007	2006

Current Liabilities
Current maturities of long-term debt	$13,259,228	$3,394,196
Accounts payable	7,967,325	1,927,582
Accounts payable - related party	1,414,774	137,000
Accrued expenses	1,126,516	564,618
Derivative instruments	220,584	—
Total current liabilities	23,988,427	6,023,396

Long-Term Debt, net of current maturities	25,743,072	13,504,582

Minority Interest	34,697,010	28,864,721

Members’ Equity, 164,115 units issued and outstanding	51,983,534	43,163,916

Total Liabilities and Members’ Equity	$136,412,043	$91,556,615

See Notes to Consolidated Financial Statements

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Consolidated Statements of Operations

	Year Ended September 30, 2007	Year Ended September 30, 2006	Year Ended Septemeber 30, 2005

Revenues - primarily related party	$130,730,336	$113,785,666	$95,881,420

Cost of Goods Sold	87,060,524	73,678,035	65,257,086

Gross Margin	43,669,812	40,107,631	30,624,334

Selling, General, and Administrative Expenses	5,439,374	3,001,254	6,542,308

Operating Income	38,230,438	37,106,377	24,082,026

Other Income (Expense)
Interest income	930,972	835,980	158,761
Interest expense	(317,368)	(1,286,265)	(1,126,101)
Other income (expense)	(346,241)	331,648	405,780
Total other income (expense)	267,363	(118,637)	(561,560)

Net Income Before Minority Interest	38,497,801	36,987,740	23,520,466

Minority Interest in Subsidiary Income	15,434,801	14,775,906	9,421,765

Net Income	$23,063,000	$22,211,834	$14,098,701

Net Income Per Unit - Basic and Diluted	$140.53	$135.34	$85.91

Distributions Per Unit - Basic and Diluted	$86.78	$56.16	$30.54

Weighted Average Units Outstanding - Basic and Diluted	164,115	164,115	164,115

See Notes to Consolidated Financial Statements

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Consolidated Statements of Changes in Members’ Equity

	Member Contributions	Retained Earnings

Balance - October 1, 2004	$10,842,237	$10,239,527

Net income		14,098,701

Distributions		(5,012,314)

Balance - September 30, 2005	$10,842,237	$19,325,914

Net income		22,211,834

Distributions		(9,216,069)

Balance - September 30, 2006	$10,842,237	$32,321,679

Net income		23,063,000

Distributions		(14,243,382)

Balance - September 30, 2007	$10,842,237	$41,141,297

See Notes to Consolidated Financial Statements

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year Ended September 30, 2007	Year Ended September 30, 2006	Year Ended September 30, 2005

Operating Activities
Net income	$23,063,000	$22,211,834	$14,098,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,193,418	4,916,150	3,885,651
Minority interest in subsidiary’s income	15,434,801	14,775,906	9,421,765
Change in fair value of derivative instruments	(1,032,113)	(7,389,115)	(748,188)
Loss on disposal of property and equipment	66,494	—	—
Other	—	(20,000)
Change in operating assets and liabilities:
Restricted cash	(576,446)	—	2,730,481
Accounts recievables	(620,178)	67,870	32,252
Inventory	(1,109,043)	(320,178)	738,387
Derivative instruments	5,609,395	3,599,026	—
Prepaid expenses	(531,854)	(826,460)	(519,869)
Accounts payable	3,678,766	(239,704)	363,135
Accrued expenses	561,898	(3,817,698)	4,091,103
Net cash provided by operating activities	49,738,138	32,957,631	34,093,417

Investing Activities
Proceeds from investments	18,726,834	10,869,891	—
Payments for investments	(53,975)	(22,665,047)	(7,035,420)
Capital expenditures	(53,806,853)	(6,439,043)	(374,450)
Proceeds from disposals of property and equipment	196,500	—	—
Payments for land options and other	(4,457,020)	(189,616)	—
Construction commitment costs	(500,000)	—	—
Net cash used in investing activities	(39,894,514)	(18,423,815)	(7,409,870)

Financing Activities
Payments of short-term debt	—	—	(38,829)
Payments of long-term debt	(3,316,263)	(3,199,251)	(7,984,636)
Proceeds from issuance of long-term debt	25,419,785	—	—
Loan costs	(547,500)	—	—
Deferred offering cost	(184,267)	—	—
Distribution to minority interest	(9,602,512)	(6,120,759)	(3,419,194)
Distribution to members	(14,243,382)	(9,216,069)	(5,012,314)
Net cash used in financing activities	(2,474,139)	(18,536,079)	(16,454,973)

Net increase (decrease) in cash and equivalents	7,369,485	(4,002,263)	10,228,574

Cash and Equivalents — Beginning of Period	10,133,691	14,135,954	3,907,380

Cash and Equivalents — End of Period	$17,503,176	$10,133,691	$14,135,954

Supplemental Cash Flow Information
Interest expense paid	$317,368	$1,255,615	$1,102,945
Interest capitalized paid	913,554	—	—
Total interest paid	$1,230,922	$1,255,615	$1,102,945

Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures in accounts payable	$4,488,684	$849,933	$596,000
Deferred loan costs capitalized with construction in progress	$56,147	$—	$—
Equipment acquired through construction note	$—	$—	$5,400,000

See Notes to Consolidated Financial Statements

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2007 and 2006

Note 1:  Nature of Operations

The Company represents Little Sioux Corn Processors, LLC (LLC) and its subsidiary LSCP, LLLP (LLLP).  The Company operates a 52 million gallon ethanol plant, located near Marcus, Iowa.  The plant commenced operations in April 2003.   The Company is currently in the process of expanding the plant from a 52 million gallons per year (MGY) plant to a 92 MGY plant.  The Company sells its production of ethanol, distiller’s grains and solubles, modified wet distillers grains with solubles, and corn oil in the Continental United States.

Note 2:  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the LLC, its 60.15% owned subsidiary, LLLP and its wholly owned subsidiaries Akron Riverview Corn Processors, LLC (ARCP) and Twin Rivers Management Co., LLC.  All significant inter-company transactions and balances have been eliminated in consolidation.

Minority Interest

Amounts recorded as minority interest on the balance sheet relate to the net investment by limited partners in LSCP plus or minus any allocation of income or loss and distributions.  After giving effect to certain special allocations, income and losses of LSCP are allocated to the partners based upon their respective percentage of partnership units held.  The minority interest share of the net income for the fiscal years ending September 30, 2007, 2006, and 2005, is approximately $15,435,000, $14,776,000, and $9,422,000, respectively.

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

Revenue Recognition

The Company generally sells ethanol and related products pursuant to marketing agreements.  Revenues are recognized when the marketing company (the “customer”) has taken title and assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured.  The marketing agreement with ADM provides that an initial price per gallon of ethanol is established upon shipment.  ADM knows the final price of ethanol purchased by the end of each day, and the Company can obtain directly from ADM, the final price on a daily basis.  The Company settles the final price with ADM on a monthly basis, even though the daily sales amounts have been determined as this is administratively easier.  The Company typically receives the related paperwork from ADM within five days of month end.  Therefore, the Company believes that all sales of ethanol during a month are recorded at a price that is both fixed and determinable and that there are no ethanol sales, during any given month, that should be considered contingent and recorded as deferred revenue.  The Company’s products are generally shipped FOB shipping point.

In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, marketing fees and commissions due to the marketers are deducted from the gross sales price at the time payment is remitted to the Company.  However, because the Company is the primary obligor and receives an identifiable benefit in the sales arrangement with the customer,

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2007 and 2006

these marketing fees and commissions are recorded in selling, general and administrative expenses in the accompanying statements of operations.

Cash and Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash and equivalents.

The Company maintains its accounts primarily at two financial institutions.  At times throughout the year, the Company’s cash and equivalents balances, which include money market funds and debt instrument with an original maturity of less than three months, may exceed amounts insured by the Federal Deposit Insurance Corporation.  At September 30, 2007, and September 30, 2006, such money market funds and debt instruments approximately $12,790,000 and $4,124,000, respectively.  The Company does not believe it is exposed to any significant credit risk on cash and equivalents.

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

Trade accounts receivable are recorded at their estimated net realizable value.  Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms.  Accounts considered uncollectible are written off.  The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the amounts status of receivables, and unusual circumstances, if any.  At September 30, 2007 and 2006, the Company was of the belief that such amounts would be collectable.

Inventory

Inventory consists of raw materials, supplies, work in process, and finished goods.  Corn is the primary raw material and, along with other raw materials and supplies, is stated at the lower of average cost or market.  Finished goods consist of ethanol produced and DDGS, MWDGS, and Corn Oil, and are stated at the lower of first-in, first-out, (FIFO method) cost or market.

Derivative Instruments

The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value.

In order for a derivative to qualify as a hedge, specific criteria must be met and appropriate documentation maintained. Gains and losses from derivatives that are do not qualify as hedges, or are undesignated, must be recognized immediately in earnings. If the derivative does qualify as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be either offset against the change in fair value of the hedged assets,

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2007 and 2006

liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.  Changes in the fair value of undesignated derivatives are recorded in the statement of operations along with items being hedged.

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

In order to reduce the risk caused by market fluctuations, the Company hedges its anticipated corn and natural gas purchases, ethanol sales and interest rates by entering into options, futures contracts, and swap agreements. These contracts are used with the intention to fix the purchase price of our anticipated requirements of corn and natural gas in production activities, the sales price of ethanol and limit exposure to increased interest rates. The fair value of these contracts is based on quoted prices in active exchange-traded or over-the-counter markets. The fair value of the derivatives is continually subject to change due to changing market conditions. The Company does not formally designate these instruments as hedges and, therefore, record in earnings adjustments caused from marking these instruments to market on a monthly basis. The Company records withdrawals and payments against the trade equity of derivative instruments as a reduction or increase in the value of the derivative instruments.

Property and Equipment

Property and equipment are stated at the lower of cost or estimated fair value.  Depreciation is computed by the straight—line method over the following estimated useful lives:

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

Long-lived Assets

The Company reviews property and equipment and other long-lived assets for impairment in accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. If property and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value.  The Company has not recognized any long-lived asset impairment charges as of September 30, 2007 and 2006.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2007 and 2006

Deferred Loan Costs

Costs associated with long-term debt discussed in Note 9 are recorded as deferred loan costs, net of accumulated amortization.  Loan costs are amortized to operations over the life of the related loans using the effective interest method.

Deferred Offering Costs

The Company defers the costs incurred to raise equity until it occurs.  At such time that the issuance of new equity occurs, these costs will be netted against the proceeds received; or if the subscription does not occur, they will be expensed. ARCP incurred offering costs associated with its plans to raise equity to build an ethanol plant near Akron, IA as described in Note 14. ARCP suspended efforts to raise equity in August 2007 while it monitors conditions in the equity markets.

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

Research and Development

The Company incurs research and development costs related to the development of new products.   The Company incurred approximately $203,000 in research and development costs for fiscal 2007.  The Company did not incur any research and development costs in fiscal 2006 or 2005.

Income Taxes

Little Sioux Corn Processors, LLC and LSCP, LLLP are treated as partnerships for federal and state income tax purposes and generally do not incur income taxes.  Instead, their income or losses are included in the income tax returns of the members and partners.  Accordingly, no provision or liability for federal or state income taxes has been included in these financial statements.  Differences between consolidated financial statement basis of assets and tax basis of assets is related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes.  In addition, the Company uses the modified accelerated cost recovery system method (MACRS) for tax depreciation instead of the straight-line method that is used for book depreciation, which also causes temporary differences.

Fair Value of Financial Instruments

The carrying value of cash and equivalents and restricted cash approximates their fair value.

The Company believes the carrying amount of derivative instruments and investments approximates fair value based on quoted market prices.

It is not currently practicable to estimate fair value of the line of credit and notes payable to the lending institution,  because these agreements contain certain unique terms, conditions, covenants, and restrictions, as discussed in Notes 8 and 9, there are no readily determinable similar instruments on which to base an estimate of fair value.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2007 and 2006

Environmental Liabilities

The Company’s operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates.  These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location.  Accordingly, the Company has adopted policies, practices, and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events.  Environmental liabilities are recorded when the liability is probable and the costs can reasonably estimated. No liabilities were recorded at September 30, 2007 or 2006.

Reclassifications

The consolidated balance sheet at September 30, 2006 has changed to reclassify supplies from prepaid expenses to inventory of approximately $534,000 in the consolidated balance sheets to conform to classifications used at September 30, 2007.  The consolidated statements of operations have changed in fiscal 2005 to reclassify the settlement claim of approximately $3,900,000 with ADM described in Note 13 to selling, general, and administrative expenses from other expenses. The consolidated statements of cash flows have changed in fiscal 2006 and 2005 to reclassify amounts related to derivative instruments to conform to the classifications used in fiscal 2007.  These reclassifications had no effect on consolidated members’ equity, net income, or cash flows previously reported.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007. It is effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the effect that the adoption of SFAS 157 will have, if any, on its results of operations, financial position and related disclosures, but does not expect it to have a material impact on the financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, which included an amendment to FASB 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is in the process of evaluating the effect, if any, that the adoption of SFAS No.159 will have on its consolidated results of operations and financial position.

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51(Consolidated Financial Statements). SFAS 160 establishes accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, SFAS 160 requires certain consolidation procedures for consistency with the requirements of SFAS 141, Business Combinations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. The Company is evaluating the effect, if any, that the adoption of SFAS 160 will have on its results of operations, financial position, and related disclosures.

Note 3.  Investments

The cost and fair value of the Company’s investments are as follows at September 30:

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2007 and 2006

	2007
	Amortized Cost	Fair Value

Long-term investments
Marketable securities — government notes and bonds	$157,727	$157,717

Total investments	$157,717	$157,717

	2006
	Amortized Cost	Fair Value

Short-term investments
Certificates of deposit	$1,000,000	$1,000,000
Marketable securities — government notes and bonds	17,726,834	17,726,834
Total	18,726,834	18,726,834

Long-term investments
Marketable securities — government notes and bonds	103,742	103,742

Total investments	$18,830,576	$18,830,576

There were no material realized or unrealized gains or losses related to these investments for fiscal 2007, 2006, or 2005.

Shown below are the amortized cost and estimated fair value of securities with fixed maturities at September 30, 2007, by contractual maturity dates.  Actual maturities may differ from contractual maturities because certain securities may retain early call or prepayment rights.

	Amortized Cost	Fair Value

Due within one year	$9,984	$9,984
Due after one year but within five years	147,733	147,733

Total investments	$157,717	$157,717

Note 4:  Inventory

Inventories are comprised of the following at September 30:

	2007	2006

Raw materials	$1,487,691	$1,001,783
Supplies	867,896	533,895
Work in process	344,601	364,036
Finished goods	609,145	300,576
Totals	$3,309,333	$2,200,290

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2007 and 2006

Note 5: Derivative Instruments

At September 30, 2007 and 2006, the Company recorded a liability and an asset for derivative instruments of approximately $221,000 and $4,357,000, respectively.  None of the positions open at September 30, 2007 and 2006 are designated as cash flow or fair value hedges.  The liability of approximately $221,000 in derivative instruments at September 30, 2007 includes a liability for the interest rate swap of approximately $439,000 described below and an asset for corn, natural gas, and ethanol options and futures positions of approximately $218,000.  The gross value of corn, natural gas, and ethanol derivative instrument positions at September 30, 2007 is approximately $9,426,000 less cash withdrawn against the equity of these positions of approximately $9,208,000 resulting in a net asset for these positions of approximately $218,000.  The asset for derivative instruments at September 30, 2006 of approximately $4,357,000 includes the gross value of corn and natural gas options and futures positions of approximately $7,956,000 less cash withdrawn against the equity of these positions of approximately $3,599,000.

The Company has recorded a gain of approximately $15,059,000 and $1,311,000 in cost of goods sold for fiscal years 2007 and 2006, respectively. The Company has recorded a loss of approximately $2,697,000 in cost of goods sold for fiscal year 2005.  The Company offset revenues with losses of approximately $2,102,000 for fiscal year 2007. There were no corresponding gains or losses for fiscal 2006 or 2005.

In April 2007, the Company entered into an interest rate swap to limit increased interest expense on a portion of the construction loans upon conversion into term notes. The interest rate swap fixes the interest rate on $36,500,000 of debt at 7.68% beginning March 1, 2008 until March 1, 2013.  The Company has included the liability for the interest rate swap of approximately $439,000 with derivative instruments at September 30, 2007 and recognized approximately $439,000 in other income for fiscal 2007.

During fiscal 2006 and 2005, the Company had an interest rate cap, which expired on June 1, 2006.  The interest rate cap was not designated as a cash flow or fair value hedge.  The Company offset interest expense with a loss of approximately $70,000 in fiscal 2006 and a gain of approximately $39,000 in fiscal 2005.

Note 6: Construction in Progress

The Company continues to make payments for the expansion to a 92 MGY plant.  The Company anticipates the expansion will cost approximately $73,000,000 with approximately $14,042,000 remaining at September 30, 2007.  The Company capitalized interest of approximately $1,389,000, including amounts accrued, in fiscal 2007.

Note 7: Deferred Loan Costs

The Company had deferred loan costs of approximately $1,035,000 and $487,000 at September 30, 2007 and 2006, respectively.  Accumulated amortization at September 30, 2007 and 2006 was approximately $487,000 and $346,000, respectively.  The amortization expense related to the deferred loan costs for fiscal years 2007, 2006, and 2005 was approximately $85,000, $97,000, and $108,000, respectively.  The Company capitalized certain loan costs as part of the expansion in fiscal 2007 of approximately $56,000.

Note 8:  Revolving Promissory Note

Under the terms of the financing agreement with the lending institution, the Company has a revolving promissory note for up to $5,000,000, subject to borrowing base limitations based on the amended and restated debt agreement in April 2007. The revolving promissory note incurs interest monthly at the one-month LIBOR plus 2.80% and is payable in full in March 2008.  The Company pays a commitment fee of 0.25% on the unused portion of the revolving promissory note.  There were no balances outstanding on the revolving promissory note at September 30, 2007 or 2006.  The revolving promissory note as well as the term notes and construction loan described in Note 9 are subject to protective covenants under a common financing agreement requiring the Company to maintain various financial ratios, including debt service coverage, minimum net worth and working capital requirements, and excess cash flow payments and secured by all business assets.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2007 and 2006

Note 9: Long-Term Debt

Long-term debt consists of the following at September 30:

	2007	2006

Term note 2 has fixed principal payments due quarterly with interest at the three month LIBOR plus 2.80%, which totaled 8.38% and 8.20% at September 30, 2007 and 2006, respectively, payable in full on June 1, 2008.  As part of the financing agreement, the Company accepted a fixed rate option on term note 2 by entering into an interest rate swap which effectively fixes the interest rate on this term note at 5.79% until this term note is repaid on June 1, 2008. The Company did not designate the interest rate swap as a cash flow or fair value hedge. The value of the interest rate swap is not significant.

	$9,824,449	$11,308,363

Term note 3 bears interest at the three month LIBOR plus 2.80%, which totaled 8.38% and 8.20% at September 30, 2007 and 2006, respectively.  Term note 3 is payable in full on June 1, 2008.  The Company is required to make quarterly payments of $506,588 applied first to accrued interest on term note 4.  The remaining amount is applied to accrued interest on term note 3 and then to principal until this note is paid in full or until maturity.  After term note 3 is repaid, payments are applied first to accrued interest and then to principal until this note is paid in full or until maturity.  After term note 3 is repaid, payments are applied first to accrued interest and then to principal on term note 4 until paid in full or until maturity.

	3,434,778	5,090,129

Term note 4 bears interest at the one month LIBOR plus 2.80%.  Term note 4 is payable in full on June 1, 2008. Term note 4 allows subsequent borrowings up to the original $5,000,000 to the extent of principal payments made until maturity and requires a commitment fee of .25% on any used portion.

	_	_

Construction note — see terms below	25,419,785

Note payable to Iowa Energy Center, due in monthly payments of $3,472 without interest, maturing on January 29, 2009, secured by real estate, subordinated to term notes.	55,555	97,222

Note payable to bank due in monthly payments of $5,921 including interest at 6% maturing on January 29, 2009, secured by real estate, subordinated to term notes.	63,709	108,136

Note payable to Iowa Department of Economic Development, due in monthly installments of $1,167 without interest, payable in full on July 1, 2009, secured by all equipment.	164,500	178,500

Capital lease obligation, due in monthly installments initially totaling $6,658 including implicit interest at 3.67% through March 1, 2008, secured by leased equipment.	39,524	116,428

Totals	$39,002,300	$16,898,778

Less amounts due within one year	13,259,228	3,394,196

Totals	$25,743,072	$13,504,582

In April 2007, the Company obtained a construction loan for approximately $73,000,000 for the partial funding of the 40 MGY expansion to the Marcus, Iowa ethanol plant.  The construction loan bears interest at the one-month LIBOR plus 3.10%, which totaled 8.77% at September 30, 2007.  Upon the earlier of July 20, 2008 or completion of construction, the construction loan converts into three separate notes for up to approximately $82,278,000.  The first loan, known as the Swap Note, is for a maximum amount of $36,500,000.  The Swap Note will be due in quarterly principal payments initially totaling approximately $612,000, increasing to approximately $859,000, with a final balloon payment of approximately $22,725,000 on the fifth anniversary of the construction loan termination date.  Interest will accrue at the three-month LIBOR plus 2.60% due quarterly. The Company entered into an interest rate swap to limit increased interest expense on the Swap Note. The interest rate swap fixed the interest rate at 7.68% beginning March 1, 2008 until March 1, 2013.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2007 and 2006

The second loan, known as the Variable Rate Note, is for up to approximately $35,778,000 which includes any remaining amounts outstanding on the term note 3, less any amounts outstanding on term note 2.  The Variable Rate Note will accrue interest at the three-month LIBOR plus 3.00%.  The third loan, known as the Long Term Revolving Note, is for up to $10,000,000.  The Long Term Revolving Note will accrue interest at the three-month LIBOR plus 3.00%.  The Variable Rate Note and the Long Term Revolving Note require quarterly payments of approximately $1,362,000, which is applied first to accrued interest on the Long Term Revolving Note, then to accrued interest and principal on the Variable Rate Note.  Once the Variable Rate Note has been repaid, these payments will be applied to accrued interest and principal on the Long Term Revolving Note.  Both the Variable Rate Note and the Long Term Revolving Note mature on the fifth anniversary of the construction termination date.  The Long Term Revolving Note allows subsequent borrowings up to the original $10,000,000 until maturity.    The Long Term Revolving Note requires a commitment fee of 0.25% on any unused portion.

As part of the financing agreement, the premium above the LIBOR on the Variable Rate Note, the Long Term Revolving Note, and the Revolving Promissory Note may be reduced based on a financial ratio after the construction termination date.  The construction loan, the existing term notes, and the revolving promissory note are under a common financing agreement described in Note 8.

The estimated maturities of long-term liabilities at September 30, 2007 are as follows:

2008	$13,259,288
2009	2,722,900
2010	2,541,976
2011	2,541,976
2012	2,541,976
2013	13,345,399
Total long-term liabilities	$39,002,300

Note 10: Leases

The Company leases equipment under operating and capital leases through 2112.  The Company is generally responsible for maintenance, taxes, and utilities for leased equipment.  Equipment under operating leases includes rail cars and various other equipment.  Rent expense for operating leases was approximately $166,000, $187,000, and $229,000, for the fiscal years 2007, 2006, and 2005, respectively.  During the fiscal 2007, 2006, and 2005, the Company rented rail cars on a month-to-month basis and recognized approximately $9,000, $60,000, and $89,000, respectively, in other income.  During fiscal 2005, the Company recorded income of approximately $90,000 on the permanent transfer of 30 rail cars of a 50 rail car lease to a third party.  This transfer indemnified the Company from any liability and, as a result, the Company transferred all rights and privileges related to the 30 rail cars.

Equipment under capital leases is as follows at September 30:

	2007	2006

Equipment	$451,437	$451,437
Accumulated Amortization	135,307	105,212

Total	$316,130	$346,225

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2007 and 2006

At September 30, 2007, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year:

	Operating Lease	Capital Lease

2008	$406,014	$39,946
2009	301,520
2010	237,960	——
2011	237,960
2012	237,960	——
After 2012	1,189,800
Total minimum lease commitments	$2,611,214	39,946
Less amount representing interest		422

Present value of minimum lease commitments; included in the proceeding long-term liabilities		$39,524

Note 11:  Members’ Equity

In April 2007, the LLC declared a unit distribution of 14 units per unit held by members.  After the unit distribution, there are 164,115 units outstanding.  Unit amounts in this statement have been adjusted to reflect this unit split.

In January 2007, LSCP declared a distribution of approximately $14,718,000 from LSCP to the partners, which was paid in February 2007.  The LLC received approximately $8,853,000 of this distribution.  In February 2007, the LLC paid $53.33 per unit to the LLC unit holders.

In July 2007, LSCP declared a distribution of approximately $9,381,000 from LSCP to the partners, which was paid in August 2007.  The LLC received approximately $5,643,000 of this distribution.  In August, 2007, the LLC paid $33.45 per unit to the LLC unit holders.

In January 2006, LSCP declared a distribution of approximately $15,361,000 from LSCP to the partners, which was paid in February 2006.  The LLC received approximately $9,240,000 of this distribution.  In February 2006, the LLC paid $56.16 per unit to the LLC unit holders.

In January 2005 LSCP declared a distribution of approximately $4,000,000 from LSCP to the partners, which was paid in February 2005.  The LLC received approximately $2,406,000 of this distribution.  In February 2005, the LLC paid $14.66 per unit to the LLC unit holders.

In March 2005, LSCP declared a distribution of approximately $3,000,000 from LSCP to the partners, which was paid in April 2005.  The LLC received approximately $1,805,000 of this distribution.  In April 2005, the LLC paid $10.66 per unit to the LLC unit holders.

In September 2005, LSCP declared a distribution of approximately $1,581,000 to the partners, which was paid in September 2005.  The LLC received approximately $951,000 of this distribution.  In September 2005, the LLC paid $5.22 per unit to the LLC unit holders.

Note 12:  Employee Benefit Plans

Company contributions to the 401(k) plan were approximately $58,000, $53,000, and $33,000 in fiscal year 2007, 2006, and 2005, respectively.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2007 and 2006

Compensation expense related to the deferred compensation plan was approximately $74,000, $28,000, and $48,000 in fiscal year 2007, 2006, and 2005, respectively.

Note 13:  Related Party Transactions

The Company has balances and transactions in the normal course of business with various related parties.  Revenues from related parties, including ADM, who is an investor in LSCP, were approximately $117,911,000, $101,069,000, and $82,549,000 for fiscal 2007, 2006, and 2005, respectively.  The Company has incurred expenses from related parties for corn purchase and distribution costs of approximately $16,242,000, $13,589,000, and $11,196,000 for fiscal 2007, 2006, and 2005, respectively, included in cost of goods sold.  The Company incurred approximately $835,000, $532,000, and $476,000 in marketing fees paid to ADM for fiscal 2007, 2006, and 2005, respectively, including in selling, general, and administrative expenses.  The Company was involved in a dispute with ADM in fiscal 2005 involving the ethanol marketing agreement.  Subsequent to September 30, 2005, the Company settled the claim by agreeing to pay ADM approximately $3,900,000, which the Company recorded as of September 30, 2005 in selling, general, and administrative expenses.

The Company incurred approximately $45,438,000 in costs related to expansion of the plant through September 30, 2007 with Fagen, Inc. (Fagen), who is an investor in LSCP.  In addition, ARCP paid a construction commitment fee of $500,000 to Fagen as part of the Letter of Intent for the Akron project described in Note 14.

Note 14: Akron Riverview Corn Processors, LLC (ARCP)

Project Information

ARCP was formed as an Iowa Limited Liability Company, November 27, 2006, for the purpose of developing a project to build a 100 million gallon dry mill corn-processing ethanol plant expected to be located in Plymouth County, Iowa near Akron.  ARCP is a development stage company with no prior operating history.  ARCP does not expect to generate any revenue until the plant operations begin.

Suspension of Project Development

ARCP in August 2007 elected to suspend project development and the preparation of its registration statement for the sale of its securities due to market conditions.  ARCP intends to monitor market conditions and will proceed with the preparation of its registration statement and further project development at a later date if it deems it appropriate and advantageous.

Project Funding

On February 27, 2007, ARCP entered into a subscription agreement with the LLLP, in which ARCP accepted a subscription agreement for $19,999,900 in exchange for 15,000 Class A units at $666.66 per unit and 12,500 Class A units at $800 per unit, totaling 27,500 Class A units.   ARCP has two classes of membership units, Class A and B, with each unit representing a pro rata ownership interest in the ARCP’s capital, profits and losses, and distributions.  Class B unit holders will not be able to elect board members of the ARCP unless the Class B unit holder holds at least 15,000 units. The ARCP’s Board is currently identical to the Boards of LSCP, LLLP and Little Sioux Corn Processors, LLC.

ARCP was in the process of filing a Form SB-2 Registration Statement with the Securities and Exchange Commission (SEC) before the project was suspended in August 2007.

Letter of Intent and Extension

ARCP signed a letter of intent in March 2007 with Fagen, pursuant to which ARCP and Fagen anticipated entering into an agreement for Fagen’s design and construction of Akron’s proposed ethanol plant.  On November 15, 2007

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2007 and 2006

Akron and Fagen entered into an amendment to the letter of intent to extend the term of the letter of intent to June 1, 2008 (the “Agreement”).  Prior to June 1, 2008, the basic size and design of the plant must be determined and mutually agreed upon by the parties; a specific site or sites must have been determined and mutually agreed upon by the parties; and at least 10% of the necessary equity for the project must be raised.  If these conditions are not met, the Agreement will terminate.  Either ARCP or Fagen may terminate the Agreement if the parties have not entered into a design-build agreement or have executed all documents necessary to complete the project by June 1, 2008.  Moreover, if ARCP has not issued a notice to proceed to Fagen by June 1, 2008, Fagen may terminate any design-build agreement the parties have entered into.  In addition to the extension of the term of the letter of intent, the Agreement also increased the contract price to $134,074,050, subject to deviations from Fagen’s standard design.  The contract price is also subject to changes based on corresponding changes to the Construction Cost Index (CCI) and a 0.50% surcharge for each calendar month that has passed between January 2007 and the month in which ARCP issues a valid notice to proceed.  The total increase due to changes caused by the CCI and the 0.50% surcharge is limited to 7%.  The contract price, however, shall not be more than Fagen’s stated current price for 100 million gallon ethanol facilities on the date the notice to proceed is issued.

A non-refundable construction commitment fee of $500,000 has been paid with the signing of the March 2007 letter of intent which will be credited towards the contract price should the ARCP choose to execute the design build agreement.  The general contractor is an investor in LSCP, LLLP.

ARCP entered into a Phase I and Phase II engineering services agreement with an affiliate of the general contractor.  In exchange for the performance of certain engineering and design services, ARCP has agreed to pay $185,000, which will be credited against the total design-build cost.  ARCP will also be required to pay certain reimbursable expenses per the agreement.

Land

ARCP purchased approximately 306 acres of land for the intended site of the ethanol plant near Akron, Iowa for approximately $4,647,000 in August 2007.

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

Note 15:  Income Taxes

The differences between consolidated financial statement basis and tax basis of assets are as follows at September 30:

	2007	2006

Consolidated financial statement basis of assets	$136,412,043	$91,556,615
Plus: organization and start-up costs capitalized, net	79,258	238,211
Plus: deferred compensation amounts	153,906	74,247
Plus: unrealized derivative instrument gains	(8,987,838)	(7,901,011)
Less: accumulated tax depreciation and amortization greater than financial statement basis	(17,081,093)	(17,954,460)
Income tax basis of assets	$110,576,276	$66,013,602

There were no differences between the consolidated financial statement basis and tax basis of the Company’s liabilities.

Note 16:  Commitments, and Contingencies

Contractual Obligations

The following table provides information regarding the consolidated contractual obligations of the Company as of September 30, 2007:

	Total	Less than One Year	One to Three Years	Three to Five Years	Greater Than Five Years
Long-Term Debt Obligations (1)	$49,037,116	$17,873,291	$8,997,059	$22,166,766	$—
Operating Lease Obligations	2,379,600	406,014	539,480	475,920	1,189,800
Purchase Obligations (2)	30,605,933	30,564,614	785,692	—	—
Total Contractual Obligations	$82,022,649	$48,099,546	$10,313,151	$22,642,686	$1,189,800

(1)           Long-Term Debt Obligations include estimated interest and interest on unused debt.

(2)           Purchase obligations primarily include forward contracts for corn, natural gas, and denaturant as well as remaining amounts for construction in progress.

Expansion Contract

The Company entered into a Design-Build Contract with Fagen, a related party, for the construction of the 40 MGY expansion to the Company’s current plant in Marcus, lowa. The contract value is approximately $48,328,000, including change orders.

Forward Contracts

The Company has forward contract commitments to sell distillers grains for approximately $16,196,000 in fiscal 2008 which represents approximately 75% of anticipated distiller grains sales.

Marketing Agreements

In March 2007, the Company and ADM, a related party, amended the marketing agreement for the sale of ethanol to ADM. The new agreement is for an initial term of four years with renewal terms thereafter in one year increments. The Company agrees to pay ADM a certain percentage of the sales price as a marketing fee.

In August 2007, the Company approved the assignment of the distillers marketing agreement from Commodity Specialist Company to its sucessor, CHS, Inc. The Company receives a percentage of the selling price actually received by CHS in marketing the distiller grains to its customers. The marketing agreement is terminable by either party with 120 days notice.

Note 17:  Quarterly Financial Data (Unaudited)

Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended September 30, 2007
Revenues	$33,605,049	$33,074,991	$33,213,669	$30,836,627
Gross profit	21,561,358	12,382,194	872,403	8,853,857
Operating income	20,779,535	10,635,292	(327,803)	7,143,414
Income before minority interest	20,769,079	10,847,890	347,956	6,532,876
Minority interest in subsidiary income	8,278,461	4,354,791	167,068	2,643,481
Net income	12,490,618	6,493,099	180,888	3,898,395
Basic and diluted earnings per unit	$76.11	$39.56	$1.10	$23.75

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended September 30, 2006
Revenues	$23,141,931	$27,498,079	$31,146,507	$31,999,149
Gross profit	7,770,477	7,562,173	11,401,189	13,373,792
Operating income	7,095,713	6,712,372	10,646,392	12,651,900
Income before minority interest	6,993,492	6,654,834	10,646,950	12,692,464
Minority interest in subsidiary income	2,787,012	2,659,079	4,250,481	5,079,334
Net income	4,206,480	3,995,755	6,396,469	7,613,130
Basic and diluted earnings per unit	$25.63	$24.35	$38.98	$46.38

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended September 30, 2005
Revenues	$22,975,735	$23,835,684	$23,101,306	$25,968,695
Gross profit	5,907,410	8,135,674	7,887,907	8,693,343
Operating income	5,211,539	7,470,042	7,279,454	4,120,991
Income before minority interest	4,993,564	7,375,228	7,146,738	4,004,936
Minority interest in subsidiary income	1,992,348	2,965,331	2,858,942	1,605,144
Net income	3,001,216	4,409,897	4,287,796	2,399,792
Basic and diluted earnings per unit	$18.29	$26.87	$26.13	$14.62

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these periods presented have been included.