Form 10-Q
period 2007-12-31
LITTLE SIOUX CORN PROCESSORS LLC
filed 2008-02-19
CIK 1229899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended December 31, 2007

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

As of February 14, 2008, there were 164,115 units outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Balance Sheet

	December 31,	September 30,
ASSETS	2007	2007
	(Unaudited)
Current Assets
Cash and equivalents	$12,590,898	$17,503,176
Restricted cash	6,455,186	576,446
Accounts receivable	830,982	691,615
Accounts receivable - related party	4,954,926	2,584,017
Inventory	7,386,564	3,309,333
Prepaid expenses	2,336,230	1,833,173
Total current assets	34,554,786	26,497,760

Property and Equipment
Land and improvements	2,929,516	2,929,516
Plant buildings and equipment	66,195,772	58,196,355
Office buildings and equipment	358,450	358,450
	69,483,738	61,484,321
Less accumulated depreciation	20,014,862	18,544,654
	49,468,876	42,939,667
Construction in progress	57,436,502	60,938,622
Net property and equipment	106,905,378	103,878,289

Other Assets
Long-term investments	162,290	157,717
Land costs and other	4,646,636	4,646,636
Deferred offering costs	184,267	184,267
Construction commitment cost	500,000	500,000
Deferred loan costs, net of accumulated amortization	494,164	547,374
Total other assets	5,987,357	6,035,994

Total Assets	$147,447,521	$136,412,043

See Notes to Condensed Consolidated Financial Statements

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Balance Sheet

	December 31,	September 30,
LIABILITIES AND MEMBERS’ EQUITY	2007	2007
	(Unaudited)
Current Liabilities
Current maturities of long-term debt	14,417,239	13,259,228
Accounts payable	4,481,635	7,967,325
Accounts payable - related party	3,157,444	1,414,774
Accrued expenses	1,417,013	1,126,516
Derivative instruments	454,999	220,584
Total current liabilities	23,928,330	23,988,427

Long-Term Debt, net of current maturities	26,824,491	25,743,072

Minority Interest	38,696,998	34,697,010

Members’ Equity, 164,115 units issued and outstanding	57,997,702	51,983,534

Total Liabilities and Members’ Equity	$147,447,521	$136,412,043

See Notes to Condensed Consolidated Financial Statements

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Operations

	Three Months Ended December 31	Three Months Ended December 31
	2007	2006
	(Unaudited)	(Unaudited)

Revenues - primarily related party	$28,652,416	$33,605,049

Cost of Goods Sold	16,255,048	12,043,691

Gross Margin	12,397,368	21,561,358

Selling, General, and Administrative Expenses	1,608,047	781,823

Operating Income	10,789,321	20,779,535

Other Income (Expense)
Interest income	152,072	372,209
Interest expense	—	(312,369)
Other expense, net	(927,237)	(70,296)
Total other expense, net	(775,165)	(10,456)

Net Income Before Minority Interest	10,014,156	20,769,079

Minority Interest in Subsidiary Income	3,999,988	8,278,461

Net Income	$6,014,168	$12,490,618

Net Income Per Unit - Basic and Diluted	$36.65	$76.11

Weighted Average Units Outstanding - Basic and Diluted	164,115	164,115

See Notes to Condensed Consolidated Financial Statements

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	Three Months Ended December 31,	Three Months Ended December 31,
	2007	2006
	(Unaudited)	(Unaudited)
Operating Activities
Net income	$6,014,168	$12,490,618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,500,043	1,280,782
Minority interest in subsidiary’s income	3,999,988	8,278,461
Change in fair value of derivative instruments	(5,946,512)	(108,389)
Other	(4,573)	—
Change in operating assets and liabilities:
Restricted cash	(5,878,740)	—
Accounts recievables	(2,510,276)	(1,726,815)
Inventory	(4,077,231)	(92,761)
Derivative instruments	6,180,927	(2,395,820)
Prepaid expenses	(503,057)	(649,459)
Accounts payable	(103,945)	1,403,953
Accrued expenses	290,497	40,781
Net cash provided by (used in) operating activities	(1,038,711)	18,521,351

Investing Activities
Proceeds from investments	—	18,633,192
Payments for investments	—	(10,995,664)
Capital expenditures	(6,112,997)	(12,398,859)
Payments for land options and other	—	(55,965)
Net cash used in investing activities	(6,112,997)	(4,817,296)

Financing Activities
Payments of long-term debt	(860,197)	(810,380)
Proceeds from issuance of long-term debt	3,099,627	—
Net cash provided by (used in) financing activities	2,239,430	(810,380)

Net increase (decrease) in cash and equivalents	(4,912,278)	12,893,675

Cash and Equivalents — Beginning of Period	17,503,176	10,133,691

Cash and Equivalents — End of Period	$12,590,898	$23,027,366

Supplemental Cash Flow Information
Interest expense paid	$—	$301,167
Interest capitalized	733,840	—
Total interest paid	$733,840	$301,167

Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures in accounts payable	$2,849,609	$—

See Notes to Condensed Consolidated Financial Statements

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

December 31, 2007

Note 1:  Nature of Operations

The Company represents Little Sioux Corn Processors, LLC (LLC) and its subsidiary LSCP, LLLP (LLLP).  The Company operates a 52 million gallon ethanol plant, located near Marcus, Iowa.  The plant commenced operations in April 2003.   In January 2008, the Company substantially completed the expansion from a 52 million gallons per year (MGY) plant to a 92 MGY plant.  The Company sells its production of ethanol, distiller’s grains and solubles, modified wet distillers grains with solubles, and corn oil in the Continental United States.

Note 2:  Summary of Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s audited consolidated financial statements for the year ended September 30, 2007, contained in the Company’s annual report of Form 10-K for 2007.

The condensed consolidated interim financial statements are unaudited.  These statements include all adjustments (consisting of normal recurring accruals) that we consider necessary to present a fair statement of the results of operations, financial position, and cash flows.  The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

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

Revenue Recognition

The Company generally sells ethanol and related products pursuant to marketing agreements.  Revenues are recognized when the marketing company (the “customer”) has taken title and assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured.  The marketing agreement with ADM provides that an initial price per gallon of ethanol is established upon shipment.  ADM knows the final price of ethanol purchased by the end of each day, and the Company can obtain directly from ADM, the final price on a daily basis.  However, the Company settles the final price with ADM on a monthly basis as this is administratively easier, even though the daily sales amounts have been determined.  The Company typically receives the related paperwork from ADM within five days of month end.  Therefore, the Company believes that all sales of ethanol during a month are recorded at a price that is both fixed and determinable and that there are no ethanol sales, during any given month that should be considered contingent and recorded as deferred revenue.  The Company’s products are generally shipped FOB shipping point.

In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, marketing fees and commissions due to the marketers are deducted from the gross sales price at the time payment is remitted to the Company.  However, because the Company is the primary obligor in the sales arrangement with the customer,

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

December 31, 2007

these marketing fees and commissions are recorded in selling, general and administrative expenses in the accompanying statements of operations.

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

In order to reduce the risk caused by market fluctuations, the Company hedges its anticipated corn and natural gas purchases, ethanol sales and interest rates by entering into options, futures contracts, and swap agreements. These contracts are used with the intention to fix the purchase price of our anticipated requirements of corn and natural gas in production activities, the sales price of ethanol and limit exposure to increased interest rates. The fair value of these contracts is based on quoted prices in active exchange-traded or over-the-counter markets. The fair value of the derivatives is continually subject to change due to changing market conditions. The Company does not formally designate these instruments as hedges and, therefore, records in current earnings the changes in fair value of the underlying derivative instrument. The Company records withdrawals and payments against the trade equity of derivative instruments as a reduction or increase in the value of the derivative instruments.

Research and Development

The Company incurs research and development costs related to the development of new products. The Company incurred approximately $377,000 in research and development costs for the three months ended December 31, 2007. The Company did not incur any research and development costs for the three months ended December 31, 2006.

Note 3:  Inventory

Inventory is comprised of the following at:

	December 31, 2007	September 30, 2007*
Raw materials	$4,505,523	$1,487,691
Supplies	1,138,384	867,896
Work in process	734,385	344,601
Finished goods	1,008,272	609,145
Totals	$7,386,564	$3,309,333

* Derived from audited consolidated financial statements.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

December 31, 2007

Note 4: Derivative Instruments

At December 31, 2007, the Company recorded a liability for derivative instruments of approximately $455,000.  None of the positions open at December 31, 2007 are designated as cash flow or fair value hedges.  The liability of approximately $455,000 in derivative instruments at December 31, 2007 includes a liability for the interest rate swap of approximately $1,422,000 described below and an asset for corn, natural gas, and ethanol options and futures positions of approximately $967,000.  The gross value of corn, natural gas, and ethanol derivative instrument positions at December 31, 2007 is approximately $4,463,000 less cash withdrawn against the equity of these positions of approximately $3,496,000 resulting in a net asset for these positions of approximately $967,000.

The Company has recorded a gain of approximately $10,998,000 and $11,092,000 in cost of goods sold for the three months ended December 31, 2007 and 2006, respectively.  The Company offset revenues with losses of approximately $2,845,000 and $299,000 for the three months ended December 31, 2007 and 2006, respectively.

In April 2007, the Company entered into an interest rate swap to limit increased interest expense on a portion of the construction loans upon conversion into term notes. The interest rate swap fixes the interest rate on $36,500,000 of debt at 7.68% beginning March 1, 2008 until March 1, 2013.  The Company has included the liability for the interest rate swap of approximately $1,422,000 with the derivative instruments above at December 31, 2007 and recognized a loss of approximately $983,000 as an other expense for the three months ended December 31, 2007.

Note 5:  Construction in Progress

The Company continues to make payments for the expansion to a 92 MGY plant, which was substantially completed in January 2008.  The Company anticipates the expansion will cost approximately $75,000,000 with approximately $9,961,000 remaining at December 31, 2007.  The Company capitalized interest of approximately $777,000, including accrued amounts, in the three months ended December 31, 2007.

Note 6:  Revolving Promissory Note

Under the terms of the financing agreement with the lending institution, the Company has a revolving promissory note for up to $5,000,000, subject to borrowing base limitations based on the amended and restated debt agreement in April 2007. The revolving promissory note incurs interest monthly at the one-month LIBOR plus 2.80% and is payable in full in March 2008.  The Company pays a commitment fee of 0.25% on the unused portion of the revolving promissory note.  There was no balance outstanding on the revolving promissory note at December 31, 2007.  The revolving promissory note as well as the term notes and construction loan are subject to protective covenants under a common financing agreement requiring the Company to maintain various financial ratios, including debt service coverage, minimum net worth and working capital requirements, and excess cash flow payments and secured by all business assets.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

December 31, 2007

Note 7: Long-Term Debt

Long-term debt consists of the following:

	December 31, 2007	September 31, 2007*

Term note 2 has fixed principal payments due quarterly with interest at the three month LIBOR plus 2.80%, which totaled 7.92% and 8.38% at December 31, 2007 and September 30, 2007, respectively, payable in full on June 1, 2008.  As part of the financing agreement, the Company accepted a fixed rate option on term note 2 by entering into an interest rate swap which effectively fixes the interest rate on this term note at 5.79% until this term note is repaid on June 1, 2008. The Company did not designate the interest rate swap as a cash flow or fair value hedge. The value of the interest rate swap is not significant.

	$9,443,566	$9,824,449

Term note 3 bears interest at the three month LIBOR plus 2.80%, which totaled 7.92% and 8.38% at December 31, 2007 and September 30, 2007, respectively.  Term note 3 is payable in full on June 1, 2008.  The Company is required to make quarterly payments of $506,588 applied first to accrued interest on term note 4.  The remaining amount is applied to accrued interest on term note 3 and then to principal until this note is paid in full or until maturity.  After term note 3 is repaid, payments are applied first to accrued interest and then to principal until this note is paid in full or until maturity.  After term note 3 is repaid, payments are applied first to accrued interest and then to principal on term note 4 until paid in full or until maturity.

	3,000,852	3,434,778

Term note 4 bears interest at the one month LIBOR plus 2.80%. Term note 4 is payable in full on June 1, 2008. Term note 4 allows subsequent borrowings up to the original $5,000,000 to the extent of principal payments made until maturity and requires a commitment fee of .25% on any used portion.	—	—

Construction loan (see below)	28,519,412	25,419,785

Note payable to Iowa Energy Center, due in monthly payments of $3,472 without interest, maturing on January 29, 2009, secured by real estate, subordinated to term notes.	45,138	55,555

Note payable to bank due in monthly payments of $5,921 including interest at 6% maturing on January 29, 2009, secured by real estate, subordinated to term notes.	52,165	63,709
Note payable to Iowa Department of Economic Development, due in monthly installments of $1,167 without interest, payable in full on July 1, 2009, secured by all equipment.	161,000	164,500

Capital lease obligation, due in monthly installments initially totaling $6,658 including implicit interest at 3.67% through March 1, 2008, secured by leased equipment.	19,597	39,524

Totals	$41,241,730	$39,002,300

Less amounts due within one year	14,417,239	13,259,228

Totals	$26,824,491	$25,743,072

* Derived from audited consolidated financial statements.

In April 2007, the Company obtained a construction loan for approximately $73,000,000 for the partial funding of the 40 MGY expansion to the Marcus, Iowa ethanol plant.  The construction loan bears interest at the one-month LIBOR plus 3.10%, which totaled 8.33% at December 31, 2007.  Upon the earlier of July 20, 2008 or completion of construction, the construction loan converts into three separate notes for up to approximately $82,278,000.  The first loan, known as the Swap Note, is for a maximum amount of $36,500,000.  The Swap Note will be due in quarterly principal payments initially totaling approximately $612,000, increasing to approximately $859,000, with a final balloon payment of approximately $22,725,000 on the fifth anniversary of the construction loan termination date.  Interest will accrue at the three-month LIBOR plus 2.60% due quarterly.  The Company entered into an interest rate

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

December 31, 2007

swap to limit increased interest expense on the Swap Note as described in Note 4.  The interest rate swap fixes the interest rate at 7.68% beginning March 1, 2008 until March 1, 2013.

The second loan, known as the Variable Rate Note, is for up to approximately $35,778,000 which includes any remaining amounts outstanding on term note 3, less any amounts outstanding on term note 2.  The Variable Rate Note will accrue interest at the three-month LIBOR plus 3.00%.  The third loan, known as the Long Term Revolving Note, is for up to $10,000,000.  The Long Term Revolving Note will accrue interest at the three-month LIBOR plus 3.00%.  The Variable Rate Note and the Long Term Revolving Note require quarterly payments of approximately $1,362,000, which is applied first to accrued interest on the Long Term Revolving Note, then to accrued interest and principal on the Variable Rate Note.  Once the Variable Rate Note has been repaid, these payments will be applied to accrued interest and principal on the Long Term Revolving Note.  Both the Variable Rate Note and the Long Term Revolving Note mature on the fifth anniversary of the construction termination date.  The Long Term Revolving Note allows subsequent borrowings up to the original $10,000,000 until maturity.  The Long Term Revolving Note requires a commitment fee of 0.25% on any unused portion.

As of February 13, 2008, the Company has borrowed approximately $44,442,000 as part of the construction loan.

The estimated maturities of long-term liabilities at December 31, 2007 are as follows:

2008	$14,417,239
2009	2,783,235
2010	2,854,941
2011	3,092,418
2012	3,349,649
After 2012	14,744,248
Total long-term liabilities	$41,241,730

Note 8:  Members’ Equity

In January 2008, the Board of Directors declared a distribution of approximately $15,494,000 from LLLP to the partners, which was paid in February 2008.  The LLC received approximately $9,321,000 of this distribution.  In February 2008, the LLC paid $56.10 per unit to the LLC unit holders on record as of January 14, 2008.

Note 9:  Related Party Transactions

The Company has balances and transactions in the normal course of business with various related parties.  Revenues from related parties, including ADM, are approximately $27,299,000 and $30,207,000 for the three months ended December 31 2007 and 2006, respectively.  The Company has incurred expenses from related parties for corn purchases, distribution costs, and marketing fees of approximately $6,286,000 and $3,903,000 for the three months ended December 31, 2007 and 2006, respectively.

The Company incurred approximately $1,690,000 related to construction in progress performed by Fagen, Inc., who is an investor in LSCP, during the three months ended December 31, 2007.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three-month period ended December 31, 2007, compared to the same period of the prior fiscal year.  This discussion should be read in conjunction with the consolidated financial statements and notes and the Management’s Discussion and Analysis section for the fiscal year ended September 30, 2007, included in the Company’s Annual Report on Form 10-K.

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

•                  Costs of construction for expansion and equipment;

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

Overview

Little Sioux Corn Processors, L.L.C. (the “Company”) is an Iowa limited liability company that owns the sole general partnership interest of LSCP, LLLP, (the “Partnership”) an Iowa limited liability limited partnership.  As general partner, we currently manage the business and day-to-day operations of the Partnership’s 92 million gallon per year (MGY) ethanol plant located near Marcus, Iowa in northwest Iowa.  We currently own a 60.15% ownership interest in the Partnership.  The Partnership has two wholly owned subsidiaries, Akron Riverview Corn Processors, LLC (“Akron”) and Twin Rivers Management Co., LLC (“Twin Rivers”).  Akron is an Iowa limited liability company that is developing a 100 MGY ethanol plant in Plymouth County, near Akron, Iowa, however, further development of this project is currently suspended.  Twin Rivers is an Iowa limited liability company that anticipates managing Akron’s ethanol plant.  The Company, its Partnership, and the Partnership’s subsidiaries are collectively referred to in this report as “LSCP,” “we,” or “us.”

We recently completed the operational and processing components of a 40 million gallon expansion project, which increased our production capacity from 52 million gallons per year to 92 million gallons per year.  We received our certificate of substantial completion on the expansion on January 15, 2008 and started operating at this increased capacity on January 19, 2008.  We still have additional work on the expansion, such as increased rail siding, that will be completed in early fall 2008.

Our revenues are derived from the sale and distribution of our ethanol, distillers grains and corn oil throughout the continental United States.  In fiscal year 2007, we processed approximately 19.4 million bushels of corn into approximately 53.9 million gallons of ethanol, 266,000 tons of distillers grains and 7.3 million pounds of corn oil.  In fiscal year 2008, we anticipate producing approximately 86.3 million gallons of ethanol, 418,500 tons of distillers grains, and 12.2 million pounds of corn oil from approximately 30.8 million bushels of corn.  However, there is no guarantee that we will be able to operate at these production levels.

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

Some of our distillers grains are sold directly to local farmers, and the remainder is sold through our marketing agreement.  The marketing agreement is with CHS Inc., a Minnesota cooperative corporation (“CHS”), which markets and sells the product to livestock feeders.  For our distillers grains, we receive a percentage of the selling price actually received by CHS in marketing the distillers grains to its customers.

We directly market and sell our corn oil to regional wholesalers.  Presently, the end use of our corn oil is in the livestock industry.  In the long term, our corn oil could be marketed for human consumption; however, the feasibility of market penetration as human food is unknown at this time, as corn oil extraction in dry milling is relatively new and suitability for human consumption has not yet been determined.

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

Our two largest costs of production are corn and natural gas.  The cost of corn is affected primarily by factors over which we lack any control such as crop production, carryout, exports, government policies and programs, risk management and weather.  Natural gas prices fluctuate with the energy complex in general.  Over the last few years, natural gas prices have trended higher than average and it appears prices will continue to trend higher due to the high price of alternative fuels such as fuel oil.  Our costs of production are affected by the cost of complying with the extensive environmental laws that regulate our industry.

Results of Operations for the Three Months Ended December 31, 2007 and 2006

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our consolidated statements of operations for the three months ended December 31, 2007 and 2006:

	December 31, 2007		December 31, 2006
Income Statement Data	Amount	%	Amount	%
Revenues	$28,652,416	100.0	$33,605,049	100.0

Cost of Goods Sold	16,255,048	56.7	12,043,691	35.8

Gross Profit	12,397,368	43.3	21,561,358	64.2

Operating Expenses	1,608,047	5.6	781,823	2.3

Operating Income	10,789,321	37.7	20,779,535	61.8

Other Expense, net	(775,165)	(2.7)	(10,456)	0.0

Net Income Before Minority Interest	10,014,156	35.0	20,769,079	61.8

Minority Interest in Subsidiary Income	3,999,988	14.0	8,278,461	24.6

Net Income	$6,014,168	21.0	$12,490,618	37.2

                Revenues. The decrease in revenues from the three months ended December 31, 2007 compared to the three months ended December 31, 2006 is due primarily to a decrease in the price per gallon we received for the ethanol sold. The price per gallon we received for the three months ended December 31, 2007 was approximately 13% lower than the price per gallon received for the three months ended December 31, 2006 due to the soft ethanol market.  In addition, our losses from derivative instruments related to ethanol hedging increased to $2,845,000 for the three months ended December 31, 2007 from $299,000 for the three months ended December 31, 2006. These loss amounts are recorded as a reduction of revenue.  Revenue from sales of our co-products increased by approximately 22% in the three months ended December 31, 2007 compared to the three months ended December 31, 2006 due to higher prices and volumes of corn oil sales.

A greater supply of ethanol on the market from additional plants and plant expansions could continue to reduce the price we are able to charge for our ethanol, especially if supply outpaces demand. As of February 2008, the Renewable Fuels Association (“RFA”) reports that there were 140 ethanol plants in operation nationwide with the capacity to produce 7.89 billion gallons annually, with approximately 61 ethanol plants under construction and 7 planned expansions, expanding total ethanol production capacity by an additional 5.54 billion gallons. Through November 2007, the last reported date by the RFA, ethanol demand in the United States was nearly 5.0 billion gallons.  Accordingly, the price of ethanol may continue to trend downward if supply exceeds demand, which would negatively impact our earnings.

The Renewable Fuels Standard (“RFS”) requires that in each year, a certain amount of renewable fuels be utilized in the United States.  The RFS was increased in December 2007.  Currently, the RFS requires the use of 9 billion gallons of renewable fuels in 2008, increasing to 36 billion gallons in 2022, however only 15 billion gallons is allowed to be fulfilled from corn-based ethanol.  The new RFS also has a provision that requires the use of “advanced” renewable fuels.  These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol.  Cellulosic ethanol is ethanol that is produced from cellulose, which is the main component of plant cell walls and is the most common organic compound on earth.  Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants.  The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective.  While the expanded RFS can be met by several different types of renewable fuels, including biodiesel, the increase in the RFS will likely increase demand for ethanol.  As the demand for ethanol increases, we expect the ethanol industry to increase ethanol supply to meet this increased demand.

With respect to co-products, we are exploring new ways to market and utilize our corn oil and we believe this will result in the continued increase of our sales for our co-products.

                Cost of Goods Sold. Our cost of goods sold as a percentage of revenues were 56.7% and 35.8% for the three months ended December 31, 2007 and 2006, respectively. The 35.0% increase in our cost of goods sold from period to period is primarily due to the increased cost of corn purchased. The per bushel cost of corn purchased increased approximately 30% in the quarter ended December 31, 2007 as compared to the quarter ended December 31, 2006.

Corn costs significantly impact our cost of goods sold. For the three months ended December 31, 2007, we paid an average of $3.55 per bushel of corn. For the three months ended December 31, 2006, we paid an average of $2.73 per bushel of corn. This increase in the price we paid per bushel had a large effect on our cost of goods sold.  Gains from hedging for the three months ended December 31, 2007 were approximately $10,989,000 compared to $10,935,000 for the three months ended December 31, 2006.  Gains from hedging for the three months ended December 31, 2007 offset some, but not all, of our increase in costs of goods sold.  We expect the price of corn to remain at current price levels well into 2008.  As of January 11, 2008, United States Department of Agriculture (“USDA”) estimated the 2007 corn crop at 13.1 billion bushels, which is approximately 20 percent larger than the 2006 corn crop.  Despite the large 2007 corn crop, corn prices remained high throughout 2007. Additionally, due to increased exposure of ethanol, corn is now being viewed as an “energy commodity” as opposed to strictly a “grain commodity,” contributing to the upward pressure on corn prices.  The USDA’s February 12, 2008 Feed Outlook Report, projects U.S. corn prices for the season average to be at $3.75 to $4.25 per bushel.

Natural gas has recently been available only at prices exceeding historical averages.  Historically, natural gas prices in the $5/mmbtu range were considered high. For the three months ended December 31, 2007, we paid a weighted average of $7.57 per mmbtu.  For the three months ended December 31, 2006, we paid a weighted average of $8.62 per mmbtu. While the price we paid for the three months ended December 31, 2007 is down from the price paid for the three months ended December 31, 2006, the price is still a large component of our cost of goods sold and we anticipate the price we pay for natural gas will continue to be volatile from period to period.

                Operating Expenses. Our operating expenses as a percentage of revenues were 5.6% and 2.3% for the three months ended December 31, 2007 and 2006, respectively.  This increase resulted from an increase in professional, consulting and legal fees associated with compliance with the Sarbanes-Oxley Act of 2002, higher ethanol marketing fees, and fees associated with exploring new ways to market and utilize our corn oil.

                Operating Income. Our income from operations for the three months ended December 31, 2007 totaled approximately $10,789,000 compared to $20,780,000 for the three months ended December 31, 2006. This was a result of the substantial decrease in gross profit, which resulted largely from increased corn costs, combined with higher operating expenses, as discussed above, for the three months ended December 31, 2007.

                Other Expense.  Our other expense totaled approximately $775,000 for the three months ended December 31, 2007 compared to approximately $10,000 for the same period in 2006. The increase in expense is primarily due to the decrease in value of the interest rate swap obtained as part of the construction loan for the expansion of the plant.

Changes in Financial Condition for the Three Months Ended December 31, 2007

Total assets were approximately $147,448,000 at December 31, 2007 compared to approximately $136,412,000 at September 30, 2007. Current assets totaled approximately $34,555,000 at December 31, 2007 up from approximately $26,498,000 at September 30, 2007. The change resulted from an increase in all our categories of assets, most significantly from increases in: 1) our accounts receivable with ADM which totaled approximately $4,955,000 at December 31, 2007 up from approximately $2,584,000 at September 30, 2007; and 2) our inventory which was totaled approximately $7,387,000 at December 31, 2007 and approximately $3,309,000 at September 30, 2007.  We have substantially more raw materials on hand at December 31, 2007 then we did at September 30, 2007, because of our expansion to 92 MGY.

Total current liabilities totaled approximately $23,928,000 at December 31, 2007 compared to the approximate $23,988,000 at September 30, 2007.  This slight decrease resulted from a decrease in accounts payable offset by an increase in current maturities of long-term debt.  Long-term debt, net of current maturities, totaled approximately $14,417,000 at December 31, 2007 up from approximately $13,259,000 at September 30, 2007. This increase occurred as a result of our regularly scheduled loan payments.

Strategies: Expansion

Marcus Plant Expansion

During fiscal year 2006, we commenced a plant expansion to increase the ethanol production capacity of our plant by 40 million gallons to 92 million gallons annually. We expect that the total cost of the expansion project will be approximately $75,000,000.  This is a slight increase from our original cost estimate of $73,000,000.  The increase was due to our purchase of an oil separation unit.  We did not, however, increase our construction loan discussed below to include this additional $2,000,000 expense. If the total expansion cost is under budget, then we can use the construction loan funds for the oil separation unit. If the total expansion cost does reach the estimated $75,000,000, then the additional $2,000,000 will be covered by our cash funds. The grain storage and process parts of the expansion are complete.  We received our certificate of substantial completion on the construction on January 15, 2008 and commenced operating at the 92 million gallon capacity shortly thereafter. Final land grading and rail siding work will be completed in early fall 2008.

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

Management anticipates that the plant will continue to operate at or above name-plate capacity of 92 MGY.  Although tangential work on the expansion project, such as rail siding, road work and landscaping, will continue until the project is fully complete in early fall 2008, we do not anticipate that this work will substantially interfere with our production capacity.  This tangential expansion work will be completed while the current facility remains in production.  However, in the future, the plant may be shut down from time to time to incorporate expansion improvements.

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

We expect our total operating costs to increase from the expansion because of the increase in our production capacity.  We expect to offset the increase in operating costs by increased ethanol revenues, however, a variety of market factors can affect both operating costs and revenues.  These factors include:

.                  Changes in the availability and price of corn;

.                  Changes in the environmental regulations that apply to our plant operations;

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

Development of Akron Ethanol Plant

In addition to expansion of the plant, we executed a subscription agreement to purchase 27,500 Class A units in Akron, our wholly owned subsidiary.  Akron is an Iowa limited liability company organized for the purpose of developing and constructing a 100 million gallon per year ethanol plant in Plymouth County near Akron, Iowa.  On August 28, 2007 we decided to suspend development of the Akron project, due to unfavorable market conditions.  We did, however, enter into an amended and extended letter of intent with Fagen, Inc. on November 9, 2007 to extend the termination date to June 1, 2008. There is no assurance that our involvement with the Akron plant, or the project, will be successful.  The market conditions will be continually evaluated to determine the feasibility of restarting the Akron project.

Distribution

Subsequent to the end of the period covered by this report, our board of directors approved a cash distribution of $15,494,454 to the Partnership’s partners of record as of January 14, 2008.  As a holder of 60.15% of the units of the Partnership, the Company will receive a cash distribution of $9,320,518.  On January 14, 2008, the Company’s board of directors approved a cash distribution of $56.10 per membership unit or a total of $9,206,851 to its unit holders of record as of January 14, 2008.

Liquidity and Capital Resources

The following table shows cash flows for the three months ended December 31, 2007 and 2006:

	2007	2006
Net cash provided by (used in) operating activities	$(1,038,711)	$18,521,351
Net cash used in investing activities	$(6,112,997)	$(4,817,296)
Net cash provided by (used for) financing activities	$2,239,430	$(810,380)
Net increase (decrease) in cash and equivalents	$(4,912,278)	$12,893,675

                Operating Cash Flows. Cash used in operating activities was approximately $1,039,000 for the three months ended December 31, 2007, which was a decrease of approximately $19,560,000 from cash provided by operating activities of approximately $18,521,000 for the three months ended December 31, 2006. This decrease resulted from the decrease in net income for the fiscal quarter ended December 31, 2007.  In addition, more cash was required to build inventories and accounts payable as the plant’s raw material needs increased due to the expansion.  In addition, more cash was restricted related to our derivative positions.  Our capital needs are being adequately met through cash from our operating activities and our current credit facilities.

Investing Cash Flows. Cash used in investing activities was approximately $6,113,000 for the three months ended December 31, 2007, compared to approximately $4,817,000 for the three months ended December 31, 2006. This increase in cash used resulted from an increase in funds needed to be expended for our current expansion construction.

                Financing Cash Flows. Cash provided by financing activities was approximately $2,239,000 for the three months ended December 31, 2007, compared to outflows of approximately $810,000 for the three months ended December 31, 2006.  Cash was increased by approximately $3,100,000 from a draw against the construction note in the three months ended December 31, 2007.  We used cash to pay down our debt by approximately $860,000 in the three months ended December 31, 2007 compared to approximately $810,000 in the three months ended December 31, 2006.

                Indebtedness

Short-Term Debt Sources. We maintain a line of credit with First National Bank of Omaha through March 2008 to finance short-term working capital requirements. Under the line of credit, we may borrow up to $5,000,000 under a revolving promissory note. The interest payable on the revolving promissory note is due monthly at the one-month LIBOR plus 2.80%. We pay a commitment fee of 0.125% on the unused portion of the line. There was no outstanding balance as of December 31, 2007. The maximum available credit under this note is based on receivable and inventory balances. Our current receivable and inventory balances are not sufficient to allow us to use the maximum amount of the operating line of credit. The operating line of credit is subject to protective covenants requiring us to maintain various financial ratios and is secured by all of our business assets.

                We have short-term debt financing consisting of a construction note for up to $73,000,000 for the partial funding of the 40 MMGY expansion to the Marcus facility.  The principal balance on this note was $28,519,412 as of December 31, 2007 and will convert into term notes at the completion of the construction.  Interest on the construction note is at the one-month LIBOR plus 3.10%, which totaled 8.325% as of December 31, 2007.

Long-Term Debt Sources. We have long-term debt financing consisting of three term notes held by First National Bank of Omaha and referred to as Term Notes 2, 3, and 4. At December 31, 2007, the principal balance on Term Note 2 was $9,443,566. Term Note 2 is payable in quarterly installments. Interest on Term Note 2 is at the three-month LIBOR plus 2.80%, which totaled 7.92% as of December 31, 2007. Term Note 2 is payable in full on June 1, 2008. In order to achieve a fixed interest rate on Term Note 2, we entered into an interest rate swap which helps protect our exposure to increases in interest rates and the swap effectively fixes the interest rate on Term Note 2 at 5.79% until June 1, 2008.

At December 31, 2007, the principal balance on Term Note 3 was $3,000,852. Term Note 3 is payable in quarterly installments. Interest on Term Note 3 is at the three-month LIBOR plus 2.80%, which totaled 7.92% as of December 31, 2007. Term Note 3 is payable in full on June 1, 2008. As part of the financing agreement, we have agreed to pay an annual servicing fee of $50,000.  However, under our commitment letter with First National Bank of Omaha for our expansion debt financing, this annual servicing fee will be reduced to $30,000.

At December 31, 2007, there was no principal balance on Term Note 4.  Interest on Term Note 4 is at the one-month LIBOR plus 2.80%. Term Note 4 is payable in full on June 1, 2008. Term Note 4 allows borrowings up to the original principal of $5,000,000 to the extent of principal payments made until maturity.

At December 31, 2007 the aggregate indebtedness represented by Term Notes #2, #3, #4, and the Construction Loan was $40,963,830.

We have a capital lease obligation in the amount of $19,597 on which we pay monthly installments totaling $6,658, with an implicit interest rate of 3.67%. This obligation is secured by the leased equipment and runs through March 1, 2008.

We have a note in the amount of $45,138 payable to the Iowa Energy Center on which we pay monthly installments of $3,472 without interest. This note is secured by real estate, but is subordinated to the term notes. It matures on January 29, 2009.

We have a note with Farmers State Bank of Marcus, Iowa in the amount of $52,165 on which we pay monthly installments of $5,921, including interest at 6%. This note is secured by real estate, but is subordinated to the term notes. It matures on January 29, 2009.

We have a note totaling $161,000 payable to the Iowa Department of Economic Development on which we pay monthly installments of $1,167 without interest. This note is secured by all equipment and matures on July 1, 2009.

Expansion Debt Financing. On April 5, 2007, we entered into an Amended and Restated Construction Loan Agreement (the “Amended Agreement”) with First National Bank of Omaha, N.A. (“FNBO”).  Under the Amended Agreement, FNBO has agreed to loan us up to $73,000,000 (the “Construction Loan”) for the purpose of partially funding the construction of the 40 million gallon per year expansion of our facility and the subsequent replacement of the Construction Loan with an amount of up to $82,278,227 (the “Term Loan”), together with a $5,000,000 operating line of credit and letter of credit facility (the “Operating Loan”) and swap contracts.  The principal balance on this note was approximately $28,519,000 as of December 31, 2007.  In addition, we borrowed an additional approximately $15,923,000 under the Construction Loan on February 13, 2008, which brought the total balance to approximately $44,442,000.  In order to achieve a fixed interest rate on portions of our expansion debt, we entered into an interest rate swap which helps protect our exposure to increases in interest rates. The swap fixes the interest rate on $36,500,000 of debt related to the expansion financing at 7.68% for the period of March 1, 2008 to March 1, 2013. The note will convert into term notes at the completion of construction.  Interest on the construction notes is at the one-month LIBOR plus 3.10%, which totaled 8.33% as of December 31, 2007.

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

Critical Accounting Policies and Estimates

This discussion and analysis of financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  Note 2 to our condensed consolidated financial statements contain summaries of our accounting policies, many of which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to accrued expenses, financing operations, and contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We do not currently deem any of our accounting estimates described in the notes to our consolidated financial statements to be critical.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving promissory note, a construction note and three term notes which bear variable interest rates.  Specifically, we have $40,963,830 outstanding in variable rate debt as of December 31, 2007. The specifics of each note are discussed in greater detail in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness.”

In order to achieve a fixed interest rate on portions of our debt, we entered into interest rate swaps which help protect our exposure to increases in interest rates and the swaps fix the interest rate on Term Note 2 at 5.79% until June 1, 2008, and fixes the interest rate on $36,500,000 of debt, related to the expansion financing, at 7.68% for the period of March 1, 2008 to March 1, 2013.  When the three-month LIBOR plus the applicable premium exceeds the fixed rate of 5.79% or 7.68%, we receive payments for the difference between the market rate and the swap rate.  Conversely, when the three-month LIBOR plus the applicable premium is below 5.79% or 7.68%, we make payments for the difference between the market rate and the swap rate.  While our exposure is now greatly reduced, there can be no assurance that the interest rate swap agreements will provide us with protection in all scenarios.  For example, if interest rates were to fall below 5.79% or 7.68%, as applicable, we would still be obligated pay interest at the fixed rate.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. At December 31, 2007 and September 30, 2007, the fair value of our derivative instruments for corn, natural gas, and gasoline is an asset in the amount of approximately $4,463,000 and a liability in the amount of approximately $9,426,000, respectively. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

We estimate that our expected corn usage will be approximately 31 million bushels per year for the production of 92 million gallons of ethanol. We have price protection in place for a portion of our expected corn usage for fiscal year 2008 using forward contracts, CBOT futures and options and Over-the-Counter option contracts. As corn prices move in reaction to market trends and information, our income statement will be affected, depending on the impact such market movements have on the value of our derivative instruments. As we move forward, additional price protection may be required to solidify our margins in the current and future fiscal years. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

To manage our natural gas price risk, we entered into a natural gas purchase agreement with our supplier to supply us with natural gas. This purchase agreement fixes the price at which we purchase natural gas. We estimate we have purchased a portion of our fiscal year 2008 natural gas requirements utilizing both cash, futures and options contracts. We may also purchase additional natural gas requirements for our fiscal year 2008 as we attempt to further reduce our susceptibility to price increases. We have entered into gasoline derivative instruments to hedge the variability of ethanol prices. While not perfectly correlated, we have found that ethanol and gasoline prices tend to move in tandem. Therefore, the gasoline contracts we have entered into are intended to offset cash decreases in the price of ethanol we receive.

A sensitivity analysis has been prepared to estimate our exposure to corn, gasoline and natural gas price risk. The table presents the net fair value of our derivative instruments as of December 31, 2007 and September 30, 2007 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

	Fair Value	Effect of Hypothetical Adverse Change — Market Risk
December 31, 2007	$4,463,000	($446,300)
September 30, 2007	$9,426,000	($942,600)

ITEM 4T.  CONTROLS AND PROCEDURES.

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

There were adjustments to our financial statements and other factors during the period covered by this report which impacted our closing process and delayed the preparation of our consolidated financial statements, including all required disclosures, in a timely manner. The adjustments to our original trial balance impacted a number of balance sheet and income accounts.  These deficiencies constituted a material weakness in our financial close process.

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

In connection with the material weakness described above, our auditors recommended that we continue to create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. Our auditors further recommended that we enhance and test our period-end financial close process.

Except as described above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred in the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Increased production of ethanol may lead to lower prices. The increased production of ethanol could have other adverse effects. For example, the increased production could lead to increased supplies of co-products from the production of ethanol, such as distillers grains. Those increased supplies could outpace demand, which would lead to lower prices for those co-products. Also, the increased production of ethanol could result in increased demand for corn. This could result in higher prices for corn and lowered corn production, thus lowering profits.  There can be no assurance as to the price of ethanol or distillers grains in the future. Any downward changes in the price of ethanol and/or distillers grains may result in less revenue which would decrease our income and profitability.

Our involvement with the development of an ethanol plant in Akron, Iowa may not be successful. We have executed a subscription agreement to purchase 27,500 Class A units in Akron.  Development of the Akron project is currently suspended due to unfavorable market conditions and our investment in the project may be lost of if the Akron plant is not completed. The failure to successfully evaluate and otherwise adequately address the risks associated with development of the Akron project could have a material adverse effect on our business, results of operations and financial condition.

We give no assurances that we will be able to implement our expansion strategy as planned or at all.  We recently began operating at 92 million gallons per year capacity, after substantial completion of the operational and process portions of our expansion project.  The cost of the expansion is expected to be approximately $75,000,000, which will be financed using both a portion of our cash and additional debt to fully capitalize the expansion.  The use of cash to finance these expenditures could impact our ability to make future distributions to our members.

There is no assurance that the expansion will increase our operating income.  Our expansion projections are based upon our historical operating costs and historical revenues and there is no guarantee or assurance that our past financial performance can accurately predict future results especially in connection with expansion.  In addition, the expansion may cost more and may present additional challenges and risks that negatively impact our future financial performance.

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

LITTLE SIOUX CORN PROCESSORS, L.L.C.

Date:	February 19, 2008	/s/ Stephen Roe
Stephen Roe
President and Chief Executive Officer

Date:	February 19, 2008	/s/ Gary Grotjohn
Gary Grotjohn
Chief Financial Officer