Form 10-Q
period 2008-03-31
LITTLE SIOUX CORN PROCESSORS LLC
filed 2008-05-15
CIK 1229899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended March 31, 2008

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

☒ Yes ☐ No

 Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒ (Do not check if a small reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:

As of May 15, 2008, there were 164,115 units outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Balance Sheet

	March 31,	September 30,
ASSETS	2008	2007
	(Unaudited)
Current Assets
Cash and equivalents	$29,310,247	$17,503,176
Restricted cash	4,186,052	576,446
Accounts receivable	1,054,087	691,615
Accounts receivable - related party	6,712,504	2,584,017
Inventory	13,174,400	3,309,333
Derivative instruments	5,434,249	—
Prepaid expenses	2,435,790	1,833,173
Total current assets	62,307,329	26,497,760

Property and Equipment
Land and improvements	6,522,312	2,929,516
Plant buildings and equipment	115,448,118	58,196,355
Office buildings and equipment	358,450	358,450
	122,328,880	61,484,321
Less accumulated depreciation	22,071,550	18,544,654
	100,257,330	42,939,667
Construction in progress	7,519,058	60,938,622
Net property and equipment	107,776,388	103,878,289

Other Assets
Long-term investments	256,098	157,717
Land costs and other	4,646,636	4,646,636
Deferred offering costs	—	184,267
Construction commitment cost	500,000	500,000
Deferred loan costs, net of accumulated amortization	422,704	547,374
Total other assets	5,825,438	6,035,994

Total Assets	$175,909,154	$136,412,043

See Notes to Condensed Consolidated Financial Statements

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Balance Sheet

	March 31,	September 30,
LIABILITIES AND MEMBERS’ EQUITY	2008	2007
	(Unaudited)
Current Liabilities
Current maturities of long-term debt	$18,398,586	$13,259,228
Accounts payable	4,136,506	7,967,325
Accounts payable - related party	340,953	1,414,774
Accrued expenses	1,497,689	1,126,516
Derivative instruments	—	220,584
Total current liabilities	24,373,734	23,988,427

Long-Term Debt, net of current maturities	54,828,986	25,743,072

Minority Interest	38,705,150	34,697,010

Members’ Equity, 164,115 units issued and outstanding	58,001,284	51,983,534

Total Liabilities and Members’ Equity	$175,909,154	$136,412,043

See Notes to Condensed Consolidated Financial Statements

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Revenues - primarily related party	$54,688,163	$33,074,991

Cost of Goods Sold	34,972,940	20,692,797

Gross Margin	19,715,223	12,382,194

Selling, General, and Administrative Expenses	2,763,624	1,746,902

Operating Income	16,951,599	10,635,292

Other Income (Expense)
Interest income	102,636	274,310
Interest expense	(420,541)	(4,999)
Other expense	(1,241,173)	(56,713)
Total other income (expense), net	(1,559,078)	212,598

Net Income Before Minority Interest	15,392,521	10,847,890

Minority Interest in Subsidiary Income	6,182,088	4,354,791

Net Income	$9,210,433	$6,493,099

Net Income Per Unit - Basic and Diluted	$56.12	$39.56

Distributions Per Unit	$56.10	$53.33

Weighted Average Units Outstanding - Basic and Diluted	164,115	164,115

See Notes to Condensed Consolidated Financial Statements

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Operations

	Six Months Ended	Six Months Ended
	March 31, 2008	March 31, 2007
	(Unaudited)	(Unaudited)
Revenues - primarily related party	$83,340,579	$66,680,040

Cost of Goods Sold	51,227,988	32,736,488

Gross Margin	32,112,591	33,943,552

Selling, General, and Adminstrative Expenses	4,371,671	2,528,725

Operating Income	27,740,920	31,414,827

Other Income (Expense)
Interest income	254,708	646,519
Interest expense	(420,541)	(317,368)
Other expense	(2,168,410)	(127,009)
Total other income (expense), net	(2,334,243)	202,142

Net Income Before Minority Interest	25,406,677	31,616,969

Minority Interest in Subsidiary Income	10,182,076	12,633,252

Net Income	$15,224,601	$18,983,717

Net Income Per Unit - Basic and Diluted	$92.77	$115.67

Distributions Per Unit	$56.10	$53.33

Weighted Average Units Outstanding - Basic and Diluted	164,115	164,115

See Notes to Condensed Consolidated Financial Statements

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	Six Months Ended	Six Months Ended
	March 31,	March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Operating Activities
Net income	$15,224,601	$18,983,717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,596,817	2,549,558
Minority interest in subsidiary’s income	10,182,076	12,633,252
Change in fair value of derivative instruments	(946,411)	(2,086,989)
Write-off deferred offering cost	184,267
Other	(98,381)	195,581
Change in operating assets and liabilities:
Restricted cash	(3,609,606)	(1,826,393)
Accounts receivable	(4,490,959)	(1,610,544)
Inventory	(9,865,067)	(1,774,305)
Derivative instruments	(4,708,422)	393,375
Prepaid expenses	(602,617)	(397,740)
Accounts payable	(722,432)	(210,477)
Accrued expenses	371,173	94,719
Net cash provided by operating activities	4,515,039	26,943,754

Investing Activities
Proceeds from investments	—	18,726,834
Capital expenditures	(11,552,453)	(25,085,254)
Payments for land options and other	—	(55,965)
Construction commitment costs	—	(500,000)
Net cash used in investing activities	(11,552,453)	(6,914,385)

Financing Activities
Payments of long-term debt	(1,736,502)	(1,635,849)
Deferred offering costs	—	(116,909)
Proceeds from issuance of long-term debt	35,961,774	—
Distribution to minority interest	(6,173,936)	(5,864,557)
Distribution to members	(9,206,851)	(8,752,861)
Net cash provided by (used in) financing activities	18,844,485	(16,370,176)

Net Increase in Cash and Equivalents	11,807,071	3,659,193

Cash and Equivalents— Beginning of Period	17,503,176	10,133,691

Cash and Equivalents — End of Period	$29,310,247	$13,792,884

Supplemental Cash Flow Information
Interest expense paid	$420,541	$323,939
Interest capitalized	1,539,027	272,535
Total interest paid	$1,959,568	$596,474

Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures in accounts payable	$306,476	$1,001,516

See Notes to Condensed Consolidated Financial Statements

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2008

Note 1:  Nature of Operations

The Company represents Little Sioux Corn Processors, LLC (LLC) and its subsidiary LSCP, LLLP (LLLP).   The Company completed the expansion of the plant from 52 million gallons per year (MGY) plant to 92 MGY plant in January 2008 and commenced production in February 2008 after initial testing.  The Company sells its production of ethanol, distiller’s grains and solubles, modified wet distillers grains with solubles, and corn oil in the Continental United States.

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

March 31, 2008

these marketing fees and commissions are recorded in selling, general and administrative expenses in the accompanying statements of operations.

The Company records incentives received from federal and state programs related to the production of ethanol, as other income, when the Company has sold the ethanol and completed all the requirements of the applicable incentive program.

Research and Development

The Company incurs research and development costs related to the development of new products. The Company incurred approximately $830,000 in research and development costs for three months ended March 31, 2008 and $1,207,000 for the six months ended March 31, 2008. The Company did not incur any research and development costs for the three or six months ended March 31, 2007.

New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008. The Company currently plans to adopt SFAS 161 during its 2010 fiscal year.

Note 3:  Inventory

Inventory is comprised of the following at:

	March 31, 2008	September 30, 2007*
Raw materials	$5,030,211	$1,487,691
Supplies	1,268,925	867,896
Work in process	1,490,089	344,601
Finished goods	5,385,175	609,145
Totals	$13,174,400	$3,309,333

* Derived from audited consolidated financial statements.

Note 4: Derivative Instruments

At March 31, 2008, the Company recorded an asset for derivative instruments of approximately $5,434,000. None of the positions open at March 31, 2008 is designated as cash flow or fair value hedges. The asset of approximately $5,434,000 in derivative instruments at March 31, 2008 includes a liability for the interest rate swap of approximately $2,780,000 described below and an asset for corn, natural gas, and ethanol options and futures positions of approximately $8,214,000. The gross fair value of corn, natural gas, and ethanol derivative instrument positions at March 31, 2008 is approximately $12,714,000 less cash withdrawn against the equity of these positions of approximately $4,500,000 resulting in a net asset for these positions of approximately $8,214,000.

The Company offset revenues with losses of approximately $2,427,000 and $980,000 for the three months ended March 31, 2008 and 2007, respectively. The Company offset revenues with losses of approximately $5,271,000 and

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2008

$1,279,000 for the six months ended March 31, 2008 and 2007, respectively.  The Company has recorded a gain of approximately $16,616,000 and $3,935,000 in cost of goods sold for the three months ended March 31, 2008 and 2007, respectively.  The Company has recorded a gain of approximately $27,614,000 and $15,027,000 in cost of goods sold for the six months ended March 31, 2008 and 2007, respectively.

In April 2007, the Company entered into an interest rate swap to limit increased interest expense on a portion of the construction loans upon conversion into term notes. The interest rate swap fixes the interest rate on $36,500,000 of debt at 7.68% beginning March 1, 2008 until March 1, 2013. The Company has included the liability for the interest rate swap of approximately $2,780,000 with the derivative instruments above at March 31, 2008 and recognized a loss of approximately $1,358,000 and $2,341,000 as an other expense for the three months ended and six months ended March 31, 2008, respectively.

Note 5:  Construction in Progress

The Company continues to make payments for the expansion to a 92 MGY plant.  The Company anticipates the expansion will cost approximately $75,000,000 with approximately $9,097,000 remaining at March 31, 2008.  The Company capitalized interest of approximately $420,000 and approximately $1,224,000, including accrued amounts, in the three months and six months ended March 31, 2008, respectively.  Final land grading and rail siding work is expected to be complete by early fall 2008.

Note 6:  Revolving Promissory Note

Under the terms of the financing agreement with the lending institution, the Company has a revolving promissory note for up to $5,000,000, subject to borrowing base limitations based on the amended and restated debt agreement in April 2007. The revolving promissory note incurs interest monthly at the one-month LIBOR plus 2.80% and is payable in June 2008. The Company pays a commitment fee of 0.25% on the unused portion of the revolving promissory note. There was no balance outstanding on the revolving promissory note at March 31, 2008. The revolving promissory note as well as the term notes and construction loan are subject to protective covenants under a common financing agreement requiring the Company to maintain various financial ratios, including debt service coverage, minimum net worth and working capital requirements, and excess cash flow payments and secured by all business assets.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2008

Note 7: Long-Term Debt

Long-term debt consists of the following:

	March 31, 2008	September 31, 2007*

Term note 2 has fixed principal payments due quarterly with interest at the three month LIBOR plus 2.80%, which totaled 5.88% and 8.17% at March 31, 2008 and 2007, respectively, payable in full on June 1, 2008.  As part of the financing agreement, the Company accepted a fixed rate option on term note 2 by entering into an interest rate swap which effectively fixes the interest rate on this term note at 5.79% until this term note is repaid on June 1, 2008. The Company did not designate the interest rate swap as a cash flow or fair value hedge. The value of the interest rate swap is not significant.

	$9,058,774	$9,824,449

Term note 3 bears interest at the three month LIBOR plus 2.80%, which totaled 5.88% and 8.17% at March 31, 2008 and September 30, 2007, respectively.  Term note 3 is payable in full on June 1, 2008.  The Company is required to make quarterly payments of $506,588 applied first to accrued interest on term note 4.  The remaining amount is applied to accrued interest on term note 3 and then to principal until this note is paid in full or until maturity.  After term note 3 is repaid, payments are applied first to accrued interest and then to principal on term note 4 until paid in full or until maturity.

	2,554,560	3,434,778

Term note 4 bears interest at the one month LIBOR plus 2.80%. Term note 4 is payable in full on June 1, 2008. Term note 4 allows subsequent borrowings up to the original $5,000,000 to the extent of principal payments made until maturity and requires a commitment fee of .25% on any used portion.	—	—

Construction loan (see below)	61,381,558	25,419,785

Note payable to Iowa Energy Center, due in monthly payments of $3,472 without interest, maturing on January 29, 2009, secured by real estate, subordinated to term notes.	34,722	55,555

Note payable to bank due in monthly payments of $5,921 including interest at 6% maturing on January 29, 2009, secured by real estate, subordinated to term notes.	40,458	63,709

Note payable to Iowa Department of Economic Development, due in monthly installments of $1,167 without interest, payable in full on July 1, 2009, secured by all equipment.	157,500	164,500

Capital lease obligation, due in monthly installments initially totaling $6,658 including implicit interest at 3.67% paid in full in March 2008, secured by leased equipment.	—	39,524

Totals	$73,227,572	$39,002,300

Less amounts due within one year	18,398,586	13,259,228

Totals	$54,828,986	$25,743,072

* Derived from audited consolidated financial statements.

In April 2007, the Company obtained a construction loan for approximately $73,000,000 for the partial funding of the 40 MGY expansion to the Marcus, Iowa ethanol plant. The construction loan bears interest at the one-month LIBOR plus 3.10%, which totaled 6.22% at March 31, 2008. Upon the earlier of July 20, 2008 or completion of construction, the construction loan converts into three separate notes for up to approximately $82,278,000. The first loan, known as the Swap Note, is for a maximum amount of $36,500,000. The Swap Note will be due in quarterly principal payments initially totaling approximately $612,000, increasing to approximately $859,000, with a final balloon payment of approximately $22,725,000 on the fifth anniversary of the construction loan termination date.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2008

Interest will accrue at the three-month LIBOR plus 2.60% due quarterly. The Company entered into an interest rate swap to limit increased interest expense on the Swap Note as described in Note 4. The interest rate swap fixes the interest rate at 7.68% beginning March 1, 2008 until March 1, 2013.

The second loan, known as the Variable Rate Note, is for up to approximately $35,778,000 which includes any remaining amounts outstanding on term note 3, less any amounts outstanding on term note 2. The Variable Rate Note will accrue interest at the three-month LIBOR plus 3.00%. The third loan, known as the Long Term Revolving Note, is for up to $10,000,000. The Long Term Revolving Note will accrue interest at the three month LIBOR plus 3.00%. The Variable Rate Note and the Long Term Revolving Note require quarterly payments of approximately $1,362,000, which is applied first to accrued interest on the Long Term Revolving Note, then to accrued interest and principal on the Variable Rate Note. Once the Variable Rate Note has been repaid, these payments will be applied to accrued interest and principal on the Long Term Revolving Note. Both the Variable Rate Note and the Long Term Revolving Note mature on the fifth anniversary of the construction termination date. The Long Term Revolving Note allows subsequent borrowings up to the original $10,000,000 until maturity. The Long Term Revolving Note requires a commitment fee of 0.25% on any unused portion.

The estimated maturities of long-term debt at March 31, 2008 are as follows:

2008	$18,398,586
2009	7,162,468
2010	7,508,799
2011	8,025,299
2012	32,132,420
Total long-term debt	$73,227,572

Note 8:  Members’ Equity

In January 2008, the Board of Directors declared a distribution of approximately $15,494,000 from LLLP to the partners, which was paid in February 2008. The LLC received approximately $9,321,000 of this distribution. In February 2008, the LLC paid $56.10 per unit to the LLC unit holders on record as of January 14, 2008.

Note 9:  Related Party Transactions

The Company has balances and transactions in the normal course of business with various related parties. Revenues from related parties, including ADM, are approximately $49,750,000 and $29,914,000 for the three months ended March 31, 2008 and 2007, respectively. Revenues from related parties are approximately $77,049,000 and $60,121,000 for the six months ended March 31, 2008 and 2007, respectively. The Company has incurred expenses from related parties for corn purchases, distribution costs, and marketing fees of approximately $11,278,000 and $3,568,000 for the three months ended March 31, 2008 and 2007, respectively. The Company has incurred expenses from related parties of approximately $17,564,000 and $7,471,000 for the six months ended March 31, 2008 and 2007, respectively.

The Company incurred approximately $803,000 during the three months ended March 31, 2008 and $2,490,000 during the six months ended March 31, 2008 related to construction in progress performed by Fagen Inc., who is an investor in LSCP.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2008

Note 10:  Commitments, and Contingencies

Contractual Obligations

The following table provides information regarding the consolidated contractual obligations of the Company as of March 31, 2008:

	Total	Less than One Year	One to Three Years	Three to Five Years	Greater Than Five Years
Long-Term Debt Obligations (1)	$88,838,093	$22,320,979	$21,528,863	$44,988,251	—
Operating Lease Obligations	2,394,635	189,435	539,480	475,920	$1,189,800
Purchase Obligations (2)	43,260,519	38,863,278	4,397,241	—	—
Total Contractual Obligations	$134,493,247	$61,373,692	$26,465,584	$45,464,171	$1,189,800

(1)          Long-Term Debt Obligations include estimated interest and interest on unused debt.

(2)          Purchase obligations primarily include forward contracts for corn, natural gas, and denaturant as well as remaining amounts for construction in progress.

Note 11: Letter of Intent

In January 2008, the Company signed a Letter of Intent to make a $2,000,000 equity contribution with a company to form a strategic alliance.  The terms of the agreement called for a $200,000 deposit, which will be applied to the equity contribution once the due diligence phase is completed.  If the Letter of Intent is terminated without the equity contribution, the deposit will convert to a note payable bearing interest at a rate of the one-month LIBOR rate plus 3.25% per annum, with a term of 30 days.

Note 12: Subsequent Event

On May 12, 2008, the LLLP amended and restated the loan agreement between the LLLP and First National Bank of Omaha, N.A.  The agreement extends the operating loan termination date until June 1, 2008.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three-month period and six-month period ended March 31, 2008, compared to the same period of the prior fiscal year.  This discussion should be read in conjunction with the consolidated financial statements and notes and the Management’s Discussion and Analysis section for the fiscal year ended September 30, 2007, included in the Company’s Annual Report on Form 10-K.

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

•                  Changes in the availability and price of corn;

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

•                  Competition from alternative fuels and alternative fuel additives; and

•                  Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries.

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

Overview

Little Sioux Corn Processors, L.L.C. (the “Company”) is an Iowa limited liability company that owns the sole general partnership interest of LSCP, LLLP, (the “Partnership”) an Iowa limited liability limited partnership.  As general partner, we currently manage the business and day-to-day operations of the Partnership’s 92 million gallon per year (MGY) ethanol plant located near Marcus, Iowa in northwest Iowa.  We currently own a 60.15% ownership interest in the Partnership.  The Partnership has two wholly owned subsidiaries, Akron Riverview Corn

Processors, LLC (“Akron”) and Twin Rivers Management Co., LLC (“Twin Rivers”).  Akron is an Iowa limited liability company that is developing a 100 MGY ethanol plant in Plymouth County, near Akron, Iowa, however, further development of this project is currently suspended.  Twin Rivers is an Iowa limited liability company that anticipates managing Akron’s ethanol plant once constructed.  The Company, its Partnership, and the Partnership’s subsidiaries are collectively referred to in this report as “LSCP,” “we,” or “us.”

In January 2008, we completed the operational and processing components of a 40 million gallon expansion project, which increased our plant’s production capacity from 52 million gallons per year to 92 million gallons per year.  Some additional work for the expansion, such as increased rail siding, is expected to be completed by early fall 2008.

Our revenues are derived from the sale and distribution of our ethanol, distillers grains and corn oil throughout the continental United States.  In fiscal year 2008, we anticipate producing approximately 86.3 million gallons of ethanol, 418,500 tons of distillers grains, and 12.2 million pounds of corn oil from approximately 30.8 million bushels of corn.  We currently are on target for this production goal.  However, there is no guarantee that we will be able to continue to operate at these production levels.

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

We sell some of our distillers grains directly to local farmers. The remainder is sold through our marketing agreement with CHS, Inc., a Minnesota cooperative corporation (“CHS”) which markets and sells our distillers grains to livestock feeders.  For our distillers grains sold by CHS, we receive a percentage of the selling price actually received by CHS from its customers.

We directly market and sell our corn oil to regional wholesalers.  Presently, the end use of our corn oil is in the livestock and biodiesel industries.  In the long term, our corn oil could be marketed for human consumption; however, the feasibility of market penetration as human food is unknown at this time, as corn oil extraction in dry milling is relatively new and suitability for human consumption has not yet been determined.

We are subject to industry-wide factors that affect our operating income and cost of production.  Our operating results are largely driven by the prices at which we sell ethanol, distillers grain and corn oil and the costs related to their production.  Historically, the price of ethanol tends to fluctuate in the same direction as the price of unleaded gasoline and other petroleum products.  However, surplus ethanol supplies tend to put downward price pressure on ethanol.  In addition, the price of ethanol is generally influenced by factors such as general economic conditions, the weather, and government policies and programs.  The price of distillers grains is generally influenced by supply and demand, the price of substitute livestock feed, such as corn and soybean meal, and other animal feed proteins.  Surplus grain supplies tend to put downward price pressure on distillers grains.  In addition, our revenues are also impacted by such factors as our dependence on one or a few major customers who market and distribute our products; the intensely competitive nature of our industry; possible legislation at the federal, state, and/or local level; and changes in federal ethanol tax incentives.

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

Results of Operations for the Six Months Ended March 31, 2008 and 2007

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our consolidated statements of operations for the six months ended March 31, 2008 and 2007:

	March 31, 2008		March 31, 2007
Income Statement Data	Amount	%	Amount	%
Revenues	$83,340,579	100.0	$66,680,040	100.0

Cost of Goods Sold	51,227,988	61.5	32,736,488	49.1

Gross Profit	32,112,591	38.5	33,943,552	50.1

Operating Expenses	4,371,671	5.2	2,528,725	3.8

Operating Income	27,740,920	33.3	31,414,827	47.1

Total Other Income (Expense)	(2,334,243)	2.8	202,142	0.3

Net Income Before Minority Interest	25,406,677	30.5	31,616,969	47.4

Minority Interest in Subsidiary Income	10,182,076	12.2	12,633,252	18.9

Net Income	$15,224,601	18.3	$18,983,717	28.5

                Revenues. The increase in revenues from the six months ended March 31, 2008 compared to the six months ended March 31, 2007 is due primarily to an increase in the number of gallons of ethanol we sold due to completion of our expansion.  The average price received for our ethanol for the six months ended March 31, 2008 increased slightly compared to the average price received for ethanol during the six months ended March 31, 2007.  The increase in revenues was partially offset by our losses from derivative instruments related to ethanol hedging which increased from approximately $1,279,000 for the six months ended March 31, 2007 to approximately $5,271,000 for the six months ended March 31, 2008.  These loss amounts are recorded as a reduction of revenue. Revenue from sales of our co-products increased by approximately 59% in the six months ended March 31, 2008 compared to the six months ended March 31, 2007 due to increased production of the co-products resulting from the expansion.

The U.S. fuel ethanol industry has experienced rapid growth, increasing from 1.3 billion gallons of production in 1997 to approximately 6.5 billion gallons produced in 2007, with year-end 2007 production capacity of 7.5 billion gallons annually. Ethanol blends accounted for approximately 4.8% of the U.S. gasoline supply in 2007. The growth in ethanol usage has been supported by regulatory requirements dictating the use of renewable fuels, including ethanol. The Energy Independence and Security Act of 2007 signed into law on December 19, 2007, increased the mandated minimum use of renewable fuels to 9 billion gallons in 2008 (up from a 5.4 billion gallon requirement, which was the previous mandated 2008 requirement under the Energy Policy Act of 2005). The mandated usage of renewable fuels increases to 36 billion gallons in 2022. The upper mandate for corn based ethanol is 15 billion gallons by 2015. However, on May 2, 2008 twenty-four U.S. senators requested the Environmental Protection Agency (EPA) to waive or restructure these renewable fuels mandates.  If the EPA does change or suspend the renewable fuels mandates, then ethanol demand may not increase as anticipated.

It is expected that annual ethanol production capacity in the U.S. will total in excess of 12 billion gallons annually by the end of 2008. This additional capacity may cause supply to exceed demand. If additional demand for ethanol is not created, through either additions to discretionary blending (through increased penetration rates in areas that blend ethanol today or through the establishment of new markets where little to no ethanol is blended today), or through additional governmental mandates at either the federal or state level, the excess supply may cause ethanol prices to decrease, perhaps substantially.  We anticipate ethanol prices will continue to increase in the near future, due to increased demand during the busy travel months in summer.

With respect to co-products, we are exploring new ways to market and utilize our corn oil and we believe this will result in the continued increase of our sales for our co-products.

Cost of Goods Sold. Our cost of goods sold as a percentage of revenues were 61.5% and 49.1% for the six months ended March 31, 2008 and 2007, respectively. The increase in our cost of goods sold from period to period is primarily due to the increased cost of corn and natural gas purchased.

                Gains from hedging for the six months ended March 31, 2008 were approximately $27,614,000 compared to approximately $15,027,000 for the six months ended March 31, 2007.   Increased gains from hedging for the six months ended March 31, 2008 offset a portion of our increase in costs of goods sold. We are marking to market our hedge positions, which means as the current market price of our hedge positions changes, the gain and losses are immediately recognized in our cost of goods sold. Therefore, gains or losses included in the results for this period may also be for anticipated corn purchases in future periods.

Corn costs significantly impact our cost of goods sold.  As of March 31, 2008, United States Department of Agriculture estimated that 2008 corn acres planted will be down 8% from 2007, when corn acreage planted was the highest since 1944.  The USDA attributes the decrease in expected acreage to favorable prices for other crops, high input costs for corn and crop rotations.  With less acreage anticipated, we expect corn to remain at high price levels. Weather-related delays in planting the U.S. corn crop could result in smaller yields and lower-than-expected production this year, and that could push record grain prices even higher and exacerbate the current debate over using crops for food or fuel.  This increase will likely drive the price of corn upwards in our market which will impact our ability to operate profitably.

Natural gas prices fluctuated significantly during 2007, and could again increase significantly as a result of actual or perceived shortages in supply.  We expect continued volatility in the natural gas market.  Global demand for natural gas is expected to continue to increase, which may drive up prices.  Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our profit margins.  Natural gas prices are a large component of our cost of goods sold and we anticipate the price we pay for natural gas will continue to be volatile from period to period.

Operating Expenses. Our operating expenses as a percentage of revenues were 5.2% and 3.8% for the six months ended March 31, 2008 and 2007, respectively.  This increase resulted from an increase in ethanol marketing fees and research and development costs associated with exploring new ways to market and utilize our co-products.

Operating Income. Our income from operations for the six months ended March 31, 2008 totaled $27,740,920 compared to income of $31,414,827 for the six months ended March 31, 2007. This decrease was a result of increased corn costs, combined with higher operating expenses offset by increased derivative gains, as discussed above, for the six months ended March 31, 2008.

Other Income (Expense).  Our other expense totaled a liability of $2,334,243 for the six months ended March 31, 2008 compared to other income of $202,142 for the same period in 2007. The net increase in expense is primarily due to the decreased value of our interest rate swap of approximately $2,341,000 on a portion of our construction loan.

Results of Operations for the Three Months Ended March 31, 2008 and 2007

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our consolidated statements of operations for the three months ended March 31, 2008 and 2007:

	March 31, 2008		March 31, 2007
Income Statement Data	Amount	%	Amount	%
Revenues	$54,688,163	100.0	$33,074,991	100.0

Cost of Goods Sold	34,972,940	63.9	20,692,797	62.6

Gross Profit	19,715,223	36.1	12,382,194	37.4

Operating Expenses	2,763,624	5.1	1,746,902	5.3

Operating Income	16,951,599	31.0	10,635,292	32.2

Total Other Income (Expense)	(1,559,078)	(2.9)	212,598	0.4

Net Income Before Minority Interest	15,392,521	28.1	10,847,890	32.8

Minority Interest in Subsidiary Income	6,182,088	11.3	4,354,791	13.2

Net Income	$9,210,433	16.8	$6,493,099	19.6

                Revenues. The increase in revenues from the three months ended March 31, 2008 compared to the three months ended March 31, 2007 is due primarily to an increase in the number of gallons of ethanol we sold due to completion of our expansion.  The average price received for our ethanol for the three months ended March 31, 2008 increased slightly compared to the average price received for ethanol during the three months ended March 31, 2007.  The increase in revenues was partially offset by our losses from derivative instruments related to ethanol hedging which increased from $980,000 for the three months ended March 31, 2007 to $2,427,000 for the three months ended March 31, 2008.  These loss amounts are recorded as a reduction of revenue. Revenue from sales of our co-products increased by approximately 90.6% in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 due to increased production of the co-products resulting from the expansion.

                Cost of Goods Sold. Our cost of goods sold as a percentage of revenues were 63.9% and 62.6% for the three months ended March 31, 2008 and 2007, respectively. The slight increase in our cost of goods sold from period to period is primarily due to the increased cost of natural gas purchased. The per bushel cost of corn purchased increased approximately 31.1% in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, without taking our corn hedges into account.  When our corn hedges are factored in, the per bushel cost of corn purchased decreased approximately 5.8% for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

Corn costs significantly impact our cost of goods sold. For the three months ended March 31, 2008, we paid an average of $4.57 per bushel of corn.  For the three months ended March 31, 2007, we paid an average of $3.51 per bushel of corn.

                For the three months ended March 31, 2008, we paid a weighted average of $11.29 per mmbtu of natural gas.  For the three months ended March 31, 2007, we paid a weighted average of $7.18 per mmbtu.  The price we paid for the three months ended March 31, 2008 is up from the price paid for the three months ended March 31, 2007 and was further increased by losses from natural gas hedges.  Natural gas prices are a large component of our cost of goods sold and we anticipate the price we pay for natural gas will continue to be volatile from period to period.

Gains from hedging for the three months ended March 31, 2008 were approximately $16,616,000 compared to approximately $3,935,000 for the three months ended March 31, 2007.  Increased gains from hedging for the three months ended March 31, 2008 offset all of our increase in costs of goods sold.

                Operating Expenses. Our operating expenses as a percentage of revenues were 5.1% and 5.3% for the three months ended March 31, 2008 and 2007, respectively.  This decrease resulted from increased efficiencies from operating the expanded plant at the new higher ethanol production rate.

                Operating Income. Our income from operations for the three months ended March 31, 2008 totaled $16,951,599 compared to income of $10,635,292 for the three months ended March 31, 2007. This was a result of the substantial increase in revenue and gross profit, which resulted largely from our increased operating capacity after completion of the expansion.

                Other Income (Expense).  Our other expense totaled $1,559,078 for the three months ended March 31, 2008 compared to other income of $212,598 for the same period in 2007. The net increase in expense is primarily due to the decreased value of our interest rate swap of approximately $1,358,000 on a portion of our construction loan.

Changes in Financial Condition for the Six Months Ended March 31, 2008

Total assets were approximately $175,909,000 at March 31, 2008 compared to approximately $136,412,000 at September 30, 2007. Current assets totaled approximately $62,307,000 at March 31, 2008 up from approximately $26,498,000 at September 30, 2007. The change in total assets is due to an increase of all our categories of assets, as a result of our expansion which increased our plant buildings and equipment with an increase in our inventory and accounts receivable due to our increased production capacity.  In addition, we have substantially more raw materials on hand at March 31, 2008 then we did at September 30, 2007, because of our expansion to 92 MGY production and expanded storage facilities.

Total current liabilities totaled approximately $24,374,000 at March 31, 2008 compared to the approximate $23,988,000 at September 30, 2007.  This increase resulted from an increase in current maturities of long-term debt and accrued expenses.   Accrued expenses increased primarily as a result of higher accrued interest related to additional debt at March 31, 2008 compared to September 30, 2007. Additionally, long-term debt, net of current maturities, totaled approximately $54,829,000 at March 31, 2008 up from approximately $25,743,072 at September 30, 2007. This increase occurred as a result of our use of loaned funds to pay for the expansion construction.

Strategies

Marcus Plant Operations

During fiscal year 2006, we commenced a plant expansion to increase the ethanol production capacity of our plant by 40 million gallons to 92 million gallons annually. We currently expect that the total cost of the expansion project will be approximately $75,000,000, approximately $2,000,000 more than originally estimated.  The increase was due to our purchase of an oil separation unit.  We did not, however, increase the amount of our construction loan to include this additional $2,000,000 cost as we will pay for the oil separation unit with our cash from operations.  We received our certificate of substantial completion on the expansion on January 15, 2008 and commenced operating at the 92 million gallon capacity on January 19, 2008. Final land grading and rail siding work is expected to be complete by early fall 2008.

On April 5, 2007, we entered into an Amended and Restated Construction Loan Agreement (the “Amended Agreement”) with First National Bank of Omaha, N.A. (“FNBO”) to finance the 40 million gallon expansion.  For additional information regarding our expansion debt financing commitment, see “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness, Expansion Debt Financing.”

Management anticipates that the plant will continue to operate at or above our expanded name-plate capacity of 92 MGY.  Although tangential work on the expansion project, such as rail siding, road work and landscaping, will continue until early fall 2008, we do not anticipate that this work will substantially interfere with our production capabilities.

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

We expect our total operating costs to increase because of the increase in our production capacity for the completed expansion.  We expect to offset the increase in operating costs by increased ethanol revenues, however, a variety of market factors can affect both operating costs and revenues and many of these factors are beyond our control.

Akron Ethanol Plant Development

As of the date of this report, further development of Akron’s ethanol plant remains suspended.  We continue to monitor the market conditions to determine if and when this project will be feasible.  For the three months ended March 31, 2008, we wrote off some of the organizational costs of Akron for a loss of approximately $184,000.  We also leased the land Akron acquired as a site for the potential plant to a farmer for agricultural use. There is no assurance that our involvement with the Akron plant, or the project, will be successful.  The market conditions will be continually evaluated to determine the feasibility of restarting the Akron project.

Distribution

During the three months ended March 31, 2008, the board of directors approved a cash distribution of $15,494,454 to the Partnership’s partners of record as of January 14, 2008.  As a holder of 60.15% of the units of the Partnership, the Company will receive a cash distribution of $9,320,518.  On January 14, 2008, the Company’s board of directors approved a cash distribution of $56.10 per membership unit or a total of $9,206,851 to its unit holders of record as of January 14, 2008.  The distribution was paid in February 2008.

Liquidity and Capital Resources

The following table shows cash flows for the six months ended March 31, 2008 and 2007:

	2008	2007
Net cash provided by operating activities	$4,515,039	$26,943,754
Net cash used in investing activities	$(11,552,453)	$(6,914,385)
Net cash provided by (used in) financing activities	$18,844,485	$(16,370,176)
Net increase in cash and equivalents	$29,310,247	$13,792,884

                Operating Cash Flows. Cash provided by operating activities was $4,515,039 for the six months ended March 31, 2008, which was a decrease from the $26,943,754 provided by operating activities for the six months ended March 31, 2007. This decrease resulted from more cash being required to build inventories and the payment of accounts payable as the plant’s raw material needs increased due to the expansion.  Our capital needs are being adequately met through cash from our operating activities and our current credit facilities.

Investing Cash Flows. Cash used in investing activities was $11,552,453 for the six months ended March 31, 2008, compared to $6,914,385 for the six months ended March 31, 2007. This increase in cash used resulted from an increase in funds needed to be expended for our current expansion construction.

                Financing Cash Flows. Cash provided by financing activities was $18,844,485 for the six months ended March 31, 2008, compared to outflows of $16,370,176 for the six months ended March 31, 2007.  Cash was increased from several draws against the construction note for the six months ended March 31, 2008.  We used cash to pay down our debt by $1,736,502 for the six months ended March 31, 2008 compared to $1,635,849 for the six months ended March 31, 2007.

                Indebtedness

Short-Term Debt Sources. We maintain a line of credit with First National Bank of Omaha to finance short-term working capital requirements.  This line of credit was initially set to expire in March 2008, however, we executed an amendment with First National Bank of Omaha to extend the line of credit through April 30, 2008.  Another amendment was executed to extend the line of credit further, now through June 1, 2008. Under the line of credit, as extended, we may borrow up to $5,000,000 under a revolving promissory note.  The interest payable on the revolving promissory note is due monthly at the one-month LIBOR plus 2.80%. We pay a commitment fee of 0.25% on the unused portion of the line. The maximum available credit under this note is based on receivable and inventory balances. Our current receivable and inventory balances are not sufficient to allow us to use the maximum amount of the operating line of credit. The operating line of credit is subject to protective covenants requiring us to maintain various financial ratios and is secured by all of our business assets. There was no outstanding balance as of March 31, 2008.

                We have short-term debt financing consisting of a construction note for up to $73,000,000 for the partial funding of the 40 MGY expansion to the Marcus facility.  The principal balance on this note was $61,381,558 as of March 31, 2008 and will convert into term notes at the completion of the construction or the earlier of July 20, 2008.  Interest on the construction note is at the one-month LIBOR plus 3.10%, which totaled 6.22% as of March 31, 2008.

Long-Term Debt Sources. We have long-term debt financing consisting of three term notes held by First National Bank of Omaha and referred to as Term Notes 2, 3, and 4. At March 31, 2008, the principal balance on Term Note 2 was $9,058,774. Term Note 2 is payable in quarterly installments. Interest on Term Note 2 is at the three-month LIBOR plus 2.80%, which totaled 5.88% as of March 31, 2008. Term Note 2 is payable in full on June 1, 2008. In order to achieve a fixed interest rate on Term Note 2, we entered into an interest rate swap which helps protect our exposure to increases in interest rates and the swap effectively fixes the interest rate on Term Note 2 at 5.79% until June 1, 2008.  This note relates to our original financing and did not change when we entered into our expansion construction loan.

At March 31, 2008, the principal balance on Term Note 3 was $2,554,560. Term Note 3 is payable in quarterly installments. Interest on Term Note 3 is at the three-month LIBOR plus 2.80%, which totaled 5.88% as of March 31, 2008. Term Note 3 is payable in full on June 1, 2008. As part of the financing agreement, we have agreed to pay an annual servicing fee of $50,000.  However, under our commitment letter with First National Bank of Omaha for our expansion debt financing, this annual servicing fee will be reduced to $30,000.  This note was refinanced when we entered into our expansion construction loan and will be converted with the construction loan into a term loan.

At March 31, 2008, there was no principal balance on Term Note 4.  Interest on Term Note 4 is at the one-month LIBOR plus 2.80%. Term Note 4 is payable in full on June 1, 2008. Term Note 4 allows borrowings up to the original principal of $5,000,000 to the extent of principal payments made until maturity. This note was refinanced when we entered into our expansion construction loan and will be converted with the construction loan into a term loan.

At March 31, 2008, the aggregate indebtedness represented by Term Notes #2, #3, #4, and the construction loan was $72,994,892.  For more information on the construction loan see “Expansion Debt Financing” below.

We had a capital lease obligation which we paid off on March 1, 2008.  This lease was paid in monthly installments totaling $6,658, with an implicit interest rate of 3.67%.

We have a note in the amount of $34,722 payable to the Iowa Energy Center on which we pay monthly installments of $3,472 without interest. This note is secured by real estate, but is subordinated to the term notes. It matures on January 29, 2009.

We have a note with Farmers State Bank of Marcus, Iowa in the amount of $40,458 on which we pay monthly installments of $5,921, including interest at 6%. This note is secured by real estate, but is subordinated to the term notes. It matures on January 29, 2009.

We have a note totaling $157,500 payable to the Iowa Department of Economic Development on which we pay monthly installments of $1,167 without interest. This note is secured by all equipment and matures on July 1, 2009.

Expansion Debt Financing. We have entered into an Amended and Restated Construction Loan Agreement with First National Bank of Omaha, N.A. (“FNBO”) to finance the 40 million gallon expansion of our plant.  Under the Amended Agreement, FNBO has agreed to loan us up to $73,000,000 (the “Construction Loan”) for the purpose of partially funding the construction of the 40 million gallon per year expansion of our facility and the subsequent replacement of the Construction Loan with an amount of up to $82,278,227 (the “Term Loan”), together with a $5,000,000 operating line of credit and letter of credit facility (the “Operating Loan”) and swap contracts.

In January 2008, we entered into a First Amendment to the Amended and Restated Construction Loan Agreement (“First Amendment”), in March 2008, we entered into a Second Amendment to the Amended and Restated Construction Loan Agreement (“Second Amendment”) and in April 2008, we entered into a Third Amendment to the Amended and Restated Construction Loan Agreement (“Third Amendment”) (the Amended and Restated Construction Loan, as read with the First Amendment, Second Amendment and Third Amendment is collectively referred to herein as the “Amended Agreement”).  These amendments made only minor changes to our loan agreement.  The First Amendment increased the total expansion costs to $75,000,000.  This $2,000,000 increase was to accommodate our purchase of a corn oil separation unit.  The amount of the Construction Loan, however, did not increase because we are paying for the corn oil separation unit out of our cash funds.  The Second Amendment extended our Operating Loan to April 30, 2008, originally set to expire in March 2008.  The Third Amendment further extend our Operating Loan to June 1, 2008.

We made several draws under the Construction Loan this quarter to pay for the expansion of the Marcus plant.  The principal balance under the Construction Loan was $61,381,558 as of March 31, 2008.

In order to achieve a fixed interest rate on portions of our expansion debt, we entered into an interest rate swap which helps protect our exposure to increases in interest rates. The swap fixes the interest rate on $36,500,000 of debt related to the expansion financing at 7.68% for the period of March 1, 2008 to March 1, 2013. The note will convert into term notes at the completion of construction.  Interest on the construction note is at the one-month LIBOR plus 3.10%, which totaled 6.22% as of March 31, 2008.

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

Off-Balance Sheet Arrangements

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving promissory note, a construction note and three term notes which bear variable interest rates.  Specifically, we have $72,994,892 outstanding in variable rate debt as of March 31, 2008. The specifics of each note are discussed in greater detail in
“Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness.”

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. At March 31, 2008 and September 30, 2007, the gross value of our derivative instruments for corn, natural gas, and gasoline was an asset of approximately $12,714,000 and an asset in the amount of approximately $9,426,000, respectively. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

We estimate that our expected corn usage will be approximately 31 million bushels per year for the production of 92 million gallons of ethanol. We have price protection in place for all of our expected corn usage for fiscal year 2008 using forward contracts, CBOT futures and options and Over-the-Counter option contracts. As corn prices move in reaction to market trends and information, our income statement will be affected, depending on the impact such market movements have on the value of our derivative instruments. As we move forward, additional price protection may be required to solidify our margins in future fiscal years. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

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

A sensitivity analysis has been prepared to estimate our exposure to corn, gasoline and natural gas price risk. The table presents the net fair value of our derivative instruments as of March 31, 2008 and September 30, 2007 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

	Fair Value	Effect of Hypothetical Adverse Change — Market Risk
March 31, 2008	$12,714,000	$(1,271,400)
September 30, 2007	$9,426,000	$(942,600)

ITEM 4T.  CONTROLS AND PROCEDURES.

                Our management, including our President and Chief Executive Officer (the principal executive officer), Stephen Roe, along with our Chief Financial Officer (the principal financial officer), Gary Grotjohn, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 30, 2008.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

In our Annual Report on Form 10-K for the year ended September 30, 2007 and in our subsequent quarterly report on Form 10-Q for the quarter ended December 31, 2007, management concluded that our internal control over financial reporting was not effective for such period because of the material weakness identified in such reports. During the second quarter of 2008, we completed our remediation efforts with respect to those material weaknesses. During the second quarter of 2008 we had a more timely closing process and prepared our financial statements in a timelier manner by refining our structure in which critical accounting policies and estimates are identified and enhancing our period-end financial close process. We believe that these changes provided us with the processes necessary to maintain effective internal control over financial reporting as of March 31, 2008.

Except as described above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred in the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 and Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 have not materially changed.  Please refer to the risk factors set forth in our Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our Annual Member Meeting on March 25, 2008.  The only matter that was submitted to a vote of our members was to elect the three open Class A director seats available due to the expiration of the terms of office of three incumbent Class A directors.  Dale Arends, Daryl Haack and Ron Wetherell were elected to serve another three year term as Class A directors.  The following Class A directors’ terms were not expired at our Annual Member Meeting and, thus, they did not stand for election:  Verdell Johnson, Timothy Ohlson, Myron Pingel, Vince Davis, Darrell Downs and Doug Lansink.  Class B directors are appointed and serve at the discretion of the limited partners of the Partnership.  Our Class B directors, therefore, did not stand for election at our Annual Meeting.  The votes for the nominee directors were as follows:

Director Nominee	For	Against	Abstain
Dale Arends	92,023	1,114	300
Daryl Haack	92,462	675	300
Ron Wetherell	90,017	3,615	150

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

LITTLE SIOUX CORN PROCESSORS, L.L.C.

Date:	May 15, 2008	/s/ Stephen Roe
Stephen Roe
President and Chief Executive Officer

Date:	May 15, 2008	/s/ Gary Grotjohn
Gary Grotjohn
Chief Financial Officer