Form 10-Q
period 2008-06-30
LITTLE SIOUX CORN PROCESSORS LLC
filed 2008-08-19
CIK 1229899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended June 30, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes          ☒  No

Indicate the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:

As of August 19, 2008, there were 164,115 units outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Balance Sheet

	June 30,	September 30,
	2008	2007
	(Unaudited)
ASSETS
Current Assets
Cash and equivalents	$55,545,661	$17,503,176
Restricted cash	2,904,237	576,446
Accounts receivable	1,217,040	691,615
Accounts receivable - related party	5,376,132	2,584,017
Inventory	9,742,652	3,309,333
Derivatives	13,900,535	—
Prepaid expenses	2,633,589	1,833,173
Total current assets	91,319,846	26,497,760

Property and Equipment
Land and improvements	6,522,312	2,929,516
Plant buildings and equipment	118,245,775	58,196,355
Office buildings and equipment	396,722	358,450
	125,164,809	61,484,321
Less accumulated depreciation	24,403,323	18,544,654
	100,761,486	42,939,667
Construction in progress	6,932,008	60,938,622
Net property and equipment	107,693,494	103,878,289

Other Assets
Marketable securities	253,629	157,717
Investment	1,132,253	—
Land costs and other	4,646,636	4,646,636
Deferred offering costs	—	184,267
Construction commitment cost	500,000	500,000
Deferred loan costs, net of accumulated amortization	382,371	547,374
Total other assets	6,914,889	6,035,994

Total Assets	$205,928,229	$136,412,043

See Notes to Condensed Consolidated Financial Statements

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Balance Sheet

	June 30,	September 30,
	2008	2007
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$8,056,931	$13,259,228
Accounts payable	5,388,267	7,967,325
Accounts payable - related party	1,104,009	1,414,774
Accrued expenses	1,566,149	1,126,516
Derivative instruments	—	220,584
Total current liabilities	16,115,356	23,988,427

Long-Term Debt, net of current maturities	65,144,847	25,743,072

Minority Interest	49,873,465	34,697,010

Members’ Equity, 164,115 units issued and outstanding	74,794,561	51,983,534

Total Liabilities and Members’ Equity	$205,928,229	$136,412,043

See Notes to Condensed Consolidated Financial Statements

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	June 30	June 30
	2008	2007
	(Unaudited)	(Unaudited)

Revenues - primarily related party	$73,027,140	$33,213,669

Cost of Goods Sold	43,405,745	32,341,266

Gross Margin	29,621,395	872,403

Selling, General, and Administrative Expenses	2,359,368	1,200,206

Operating Income (Loss)	27,262,027	(327,803)

Other Income (Expense)
Interest income	256,847	157,864
Interest expense	(960,730)	—
Other income	1,403,448	517,895
Total other income, net	699,565	675,759

Net Income Before Minority Interest	27,961,592	347,956

Minority Interest in Subsidiary Income	11,168,315	167,068

Net Income	$16,793,277	$180,888

Net Income Per Unit - Basic and Diluted	$102.33	$1.10

Weighted Average Units Outstanding - Basic and Diluted	164,115	164,115

See Notes to Condensed Consolidated Financial Statements

	Nine Months Ended	Nine Months Ended
	June 30	June 30
	2008	2007
	(Unaudited)	(Unaudited)

Revenues - primarily related party	$156,367,719	$99,893,709

Cost of Goods Sold	94,633,733	65,077,754

Gross Margin	61,733,986	34,815,955

Selling, General, and Administrative Expenses	6,731,039	3,728,931

Operating Income	55,002,947	31,087,024

Other Income (Expense)
Interest income	511,555	804,383
Interest expense	(1,381,271)	(317,368)
Other income	(764,962)	390,886
Total other income (expense)	(1,634,678)	877,901

Net Income Before Minority Interest	53,368,269	31,964,925

Minority Interest in Subsidiary Income	21,350,391	12,800,320

Net Income	$32,017,878	$19,164,605

Net Income Per Unit - Basic and Diluted	$195.09	$116.78

Distributions Per Unit - Basic and Diluted	$56.10	$53.33

Weighted Average Units Outstanding - Basic and Diluted	164,115	164,115

See Notes to Condensed Consolidated Financial Statements

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	June 30	June 30
	2008	2007
	(Unaudited)	(Unaudited)
Operating Activities
Net income	$32,017,878	$19,164,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,941,547	3,841,189
Minority interest in subsidiary's income	21,350,391	12,800,320
Change in fair value of derivative instruments	(4,912,697)	(108,389)
Write-off of deferred offering costs	184,267	—
Loss from investment under equity method	5,825	—
Other	(95,912)	165,581
Change in operating assets and liabilities:
Restricted cash	(2,327,791)	(1,848,246)
Accounts receivable	(3,317,540)	(2,188,939)
Inventory	(6,433,319)	(3,806,052)
Derivative instruments	(9,208,422)	5,285,501
Prepaid expenses	(800,416)	(966,310)
Accounts payable	826,276	3,095,494
Accrued expenses	439,633	161,419
Net cash provided by operating activities	33,669,720	35,596,173

Investing Activities
Proceeds from marketable securities	—	18,726,834
Payments for marketable securities	—	(46,928)
Capital expenditures	(13,307,848)	(40,817,200)
Payments for equity method investment	(1,138,078)	—
Payments for land options and other	—	(55,965)
Builder commitment fee	—	(500,000)
Net cash used in investing activities	(14,445,926)	(22,693,259)

Financing Activities
Payments of long-term debt	(1,762,295)	(2,469,594)
Proceeds from issuance of long-term debt	35,961,773	10,242,146
Payments of deferred loan costs	—	(547,500)
Deferred offering costs	—	(154,909)
Distribution to minority interest	(6,173,936)	(5,864,557)
Distribution to members	(9,206,851)	(8,752,861)
Net cash provided by (used in) financing activities	18,818,691	(7,547,275)

Net Increase in Cash and Equivalents	38,042,485	5,355,639

Cash and Equivalents– Beginning of Period	17,503,176	10,133,691

Cash and Equivalents – End of Period	$55,545,661	$15,489,330

Supplemental Cash Flow Information
Interest expense paid	$722,525	$405,578
Interest capitalized	1,735,399	438,443
Total interest paid	$2,457,924	$844,021

Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures in accounts payable	$772,585	$1,851,199

See Notes to Condensed Consolidated Financial Statements

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2008

Note 1:  Nature of Operations

The Company represents Little Sioux Corn Processors, LLC (LLC) and its subsidiary LSCP, LLLP (LLLP). The Company completed the expansion of the plant from a 52 million gallons per year (MGY) plant to a 92 MGY plant in January 2008 and commenced production in February 2008 after initial tests.  The Company sells its production of ethanol, distiller’s grains and solubles, modified wet distillers grains with solubles, and corn oil in the Continental United States.

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

Investment

The equity method of accounting is used for investment sin affiliated entities with are not controlled by the Company and in which are our interest is generally between 20% and 50% and the Company has significant influence over the entity. Our share of earnings or losses of affiliated entities, in which the Company holds at least 20% of the voting securities and has significant influence, but not control over the entity, is included in consolidated operating results. Management analyzes the investment for impairment.

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

June 30, 2008

any given month that should be considered contingent and recorded as deferred revenue.  The Company’s products are generally shipped FOB shipping point.

In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, marketing fees and commissions due to the marketers are deducted from the gross sales price at the time payment is remitted to the Company.  However, because the Company is the primary obligor in the sales arrangement with the customer, these marketing fees and commissions are recorded in selling, general and administrative expenses in the accompanying statements of operations.

The Company records incentives received from federal and state programs related to the production of ethanol, as other income, when the Company has sold the ethanol and completed all the requirements of the applicable incentive program.

Research and Development

The Company incurs research and development costs related to the development of new products. The Company incurred approximately $872,000 and $2,079,000 in research and development costs for three and nine months ended June 30, 2008, respectively. The Company did not incur any research and development costs for the three or nine months ended June 30, 2007.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe that implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2008

Note 3:  Inventory

Inventory is comprised of the following at:

	June 30, 2008	September 30, 2007*
Raw materials	$5,006,362	$1,487,691
Supplies	1,508,381	867,896
Work in process	1,451,143	344,601
Finished goods	1,776,766	609,145
Totals	$9,742,652	$3,309,333

* Derived from audited consolidated financial statements.

Note 4: Derivative Instruments

At June 30, 2008, the Company recorded an asset for the fair value of derivative instruments of approximately $13,901,000. None of the positions open at June 30, 2008 are designated as cash flow or fair value hedges. The asset of approximately $13,901,000 in derivative instruments at June 30, 2008 includes a liability for the interest rate swap of approximately $1,393,000 described below and an asset for corn, natural gas, and ethanol options and futures positions of approximately $15,294,000.

The Company offset revenues with losses of approximately $3,949,000 and $830,000 in its ethanol related derivative instruments for the three months ended June 30, 2008 and 2007, respectively. The Company offset revenues with losses of approximately $9,220,000 and $2,109,000 in its ethanol related derivative instruments for the nine months ended June 30, 2008 and 2007, respectively.  The Company has recorded a gain of approximately $31,129,000 and a loss of approximately $4,919,000 in cost of goods sold related to corn and natural gas derivative instruments for the three months ended June 30, 2008 and 2007, respectively.  The Company has recorded a gain of approximately $58,743,000 and $10,108,000 in cost of goods sold related to corn and natural gas derivative instruments for the nine months ended June 30, 2008 and 2007, respectively.

In April 2007, the Company entered into an interest rate swap to limit increased interest expense on a portion of the construction loans upon conversion into term notes. The interest rate swap fixes the interest rate on $36,500,000 of debt at 7.68%, which began in March 2008 and extends until March 2013. The Company has included the liability for the interest rate swap of approximately $1,390,000 with the derivative instruments above at June 30, 2008 and recognized a gain of approximately $1,386,000 and a loss of approximately $955,000 as other expense for the three months ended and nine months ended June 30, 2008, respectively.  The Company recorded a loss related to the interest rate swap in the three and nine months ended June 30, 2007 of approximately $397,000.

Note 5:  Construction in Progress

The Company continues to make payments for the expansion to a 92 MGY plant.  The Company anticipates the expansion will cost approximately $75,000,000 with approximately $5,246,000 remaining to be incurred at June 30, 2008.  The Company capitalized interest of approximately $114,000 and $1,338,000, including accrued amounts, in the three and nine months ended June 30, 2008, respectively.

Note 6:  Revolving Promissory Note

Under the terms of the financing agreement with the lending institution, the Company has a revolving promissory note for up to $5,000,000, subject to borrowing base limitations based on the amended and restated debt agreement in April 2007. In July 2008 the revolving note was increased to $10,000,000. The revolving promissory note incurs interest monthly at the one-month LIBOR plus 2.80% and is payable in March 2009. The Company pays a commitment fee of 0.25% on the unused portion of the revolving promissory note. There was no balance

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2008

outstanding on the revolving promissory note at June 30, 2008. The revolving promissory note as well as the term notes and construction loan are subject to protective covenants under a common financing agreement requiring the Company to maintain various financial ratios, including debt service coverage, minimum net worth and working capital requirements, and excess cash flow payments and secured by all business assets.

Note 7: Long-Term Debt

Long-term debt consists of the following:

	June 30, 2008	September 30, 2007*

Term note 2 has fixed principal payments due quarterly with interest at the three month LIBOR plus 2.80%, which totaled 5.48% and 8.17% at June 30, 2008 and September 30, 2007, respectively, payable in July 2008. In July 2008, the lending institution amended term note 2 and extended the maturity date until July 20, 2013 with fixed principal payments of approximately $453,000 due quarterly with interest at the three month LIBOR plus 2.80%. The Company had an interest rate swap that fixed the interest on term note 2 which expired in June 2008.	$9,058,774	$9,824,449

Term note 3 bears interest at the three month LIBOR plus 2.80%, which totaled 5.48% and 8.17% at June 30, 2008 and September 30, 2007, respectively. Term note 3 was payable in full on June 1, 2008, but was extended until July 2008, at which point it converted into the Variable Rate Note as described below.	2,554,560	3,434,778

Term note 4 incurred interest at the one month LIBOR plus 2.80%. Term note 4 expired in July 2008. Term note 4 allowed subsequent borrowings up to the original $5,000,000 to the extent of principal payments made until maturity and required a commitment fee of .25% on any used portion.	—	—

Construction loan (see below)	61,381,558	25,419,785

Note payable to Iowa Energy Center, due in monthly payments of $3,472 without interest, maturing on January 29, 2009, secured by real estate, subordinated to term notes.	24,305	55,555

Note payable to bank, due in monthly payments of $5,921 including interest at 6% maturing on January 29, 2009, secured by real estate, subordinated to term notes.	28,581	63,709

Note payable to Iowa Department of Economic Development, due in monthly installments of $1,167 without interest, payable in full on July 1, 2009, secured by all equipment.	154,000	164,500

Capital lease obligation, due in monthly installments initially totaling $6,658 including implicit interest at 3.67% paid in full in March 2008, secured by leased equipment.	—	39,524

Totals	$73,201,778	$39,002,300

Less amounts due within one year	8,056,931	13,259,228

Totals	$65,144,847	$25,743,072

* Derived from audited consolidated financial statements.

In April 2007, the Company obtained construction loan financing for approximately $73,000,000 for the partial funding of the 40 MGY expansion to the Marcus, Iowa ethanol plant.  The construction loan bears interest at the one-month LIBOR plus 3.10%, which totaled 5.56% at June 30, 2008. Subsequent to June 30, 2008, the construction loan converted into three separate notes, the Swap Note, the Variable Rate Note, and the Long Term Revolving Note.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2008

Swap Note

The Swap Note of $36,500,000 will be due in quarterly principal payments initially totaling approximately $612,000, increasing to approximately $876,000, with a final balloon payment of approximately $21,848,000 in July 2013. Interest accrues at the three-month LIBOR plus 2.60%, due quarterly. The Company entered into an interest rate swap to limit increased interest expense on the Swap Note as described in Note 4. The interest rate swap fixes the interest rate at 7.68% until March 2013.

Variable Rate Note

The Variable Rate Note of approximately $34,055,000 includes the balance remaining on term note 3 of approximately $2,555,000 and an additional loan draw of approximately $11,618,000 received after June 30, 2008.  The Variable Rate Note accrues interest at the three-month LIBOR plus 3.00%.

Long Term Revolving Note

The Long Term Revolving Note is for up to $10,000,000. Upon conversion of the construction loan, the Long Term Revolving Note had a balance of $5,000,000.  The Long Term Revolving Note accrues interest at the three month LIBOR plus 3.00%. The Variable Rate Note and the Long Term Revolving Note require quarterly payments of approximately $1,362,000, which is applied first to accrued interest on the Long Term Revolving Note, then to accrued interest and principal on the Variable Rate Note. Once the Variable Rate Note has been repaid, these payments will be applied to accrued interest and principal on the Long Term Revolving Note. Both the Variable Rate Note and the Long Term Revolving Note mature in July 2013.  The Long Term Revolving Note allows subsequent borrowings up to the original $10,000,000 until maturity. The Long Term Revolving Note requires a commitment fee of 0.25% on any unused portion.

The estimated maturities of long-term liabilities at June 30, 2008 are as follows:

2009	$8,056,931
2010	8,467,466
2011	8,879,954
2012	9,463,277
2013	10,086,166
After 2013	28,247,984
Total long-term liabilities	$73,201,778

Note 8:  Members’ Equity

In January 2008, the Board of Directors declared a distribution of approximately $15,494,000 from LLLP to the partners, which was paid in February 2008. The LLC received approximately $9,321,000 of this distribution. In February 2008, the LLC paid $56.10 per unit to the LLC unit holders on record as of January 14, 2008.

On May 21, 2008, the Board of Directors of Little Sioux Corn Processors, LLC announced its intent to engage in a reclassification and reorganization of the Company’s membership units.  The proposed transaction will provide for the reclassification of the Company’s units into three separate and distinct classes.

If the proposed reclassification is approved, we expect that each member of record holding 250 or more units will receive one Class A unit for each common equity unit held by such unit holders prior to the reclassification; each member of record holding as many as 249 units and as few as 125 units will receive one Class B unit for each common equity unit held by such unit holders immediately prior to the reclassification; and unit holders of record who hold 124 or fewer units will receive one Class C unit for each common equity unit held by such unit holders immediately prior to the reclassification.

If the Company’s members approve the proposed amendments to the Company’s operating agreement and the reclassification is implemented, the Company anticipates having fewer than 300 unit holders of record of its common equity units with the remaining approximately 600 unit holders split into two additional classes, which

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2008

would enable the Company to voluntarily terminate the registration of its units under the Securities and Exchange Act of 1934.

The Board intends to call a special meeting of members to present the proposed transaction to the members of Little Sioux Corn Processors, LLC. This proposed reclassification is subject to the affirmative vote of a majority of the units present at the meeting of the members. The ability to transact business at a special or annual meeting of the members requires the presence, in person or by proxy, of at least 25% of the total outstanding units. Members may vote their units in person by attending the special meeting, or by mailing their completed proxy if they are unable or do not wish to attend. The Company filed a preliminary proxy statement regarding the proposed reclassification described above for SEC review on July 21, 2008, and will file a definitive proxy statement upon completion of SEC review. A definitive proxy statement containing detailed information about the proposed reclassification will be sent to the members prior to the special meeting of members.

Note 9:  Related Party Transactions

The Company has balances and transactions in the normal course of business with various related parties. Revenues from related parties, including ADM, are approximately $68,021,000 and $30,481,000 for the three months ended June 30, 2008 and 2007, respectively. Revenues from related parties are approximately $145,077,000 and $90,602,000 for the nine months ended June 30, 2008 and 2007, respectively. The Company has incurred expenses from related parties for corn purchases, distribution costs, and marketing fees of approximately $9,816,000 and $6,183,000 for the three months ended June 30, 2008 and 2007, respectively. The Company has incurred expenses from related parties of approximately $27,380,000 and $13,654,000 for the nine months ended June 30, 2008 and 2007, respectively.

The Company incurred approximately $1,463,000 during the three months ended June 30, 2008 and $3,953,000 during the nine months ended June 30, 2008 related to construction in progress performed by investors in LSCP.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2008

Note 10: Investment

In May 2008 LSCP, LLLP committed to investing $2,000,000 in Vision Processing Technologies, Inc. (Vision Processing) resulting in a 40% ownership interest through 3,400,000 preferred stock shares.  The investment agreement with Vision Processing includes anti-dilution provisions.  Vision Processing is a particle processing manufacturer. Since the Company has significant influence over Vision Processing but not control, this investment is accounted for under the equity method of accounting.

Summarized financial information of the Vision Processing is as follows as of and for the period ending June 30, 2008:

Current assets	$224,320
Non-current assets	3,320,633
Total assets	$3,544,953

Current liabilities	$504,991
Long-term debt	2,921,364
Total liabilities	$3,426,355

Net assets	$118,598

Net revenue	$137,017

Gross profit	$108,923

Net loss	$(14,562)

Equity in loss of Vision Processing	$(5,825)

The difference between the investment carrying value and the Company’s proportionate share of the underlying net assets of Vision Processing is allocated as goodwill in the amount of approximately $1,085,000 at June 30, 2008.  This goodwill is evaluated for impairment as part of the total investment.  The Company has evaluated this investment for impairment based on discounted cash flows valuation methodologies and financial projections and does not believe any impairment exists as of June 30, 2008.

LITTLE SIOUX CORN PROCESSORS, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2008

Note 11:  Commitments, and Contingencies

Contractual Obligations

The following table provides information regarding the consolidated contractual obligations of the Company as of June 30, 2008:

	Total	Less than One Year	One to Three Years	Three to Five Years	Greater Than Five Years
Long-Term Debt Obligations (1)	$91,056,049	$12,324,394	$25,150,040	$25,057,542	$28,524,073
Operating Lease Obligations	2,682,816	337,846	675,120	658,520	1,011,330
Purchase Obligations (2)	45,802,697	45,528,276	274,421	—	—
Total Contractual Obligations	$139,541,562	$58,190,516	$26,099,581	$25,716,062	$29,535,403

(1)         Long-Term Debt Obligations include estimated interest and interest on unused debt

(2)         Purchase obligations primarily include forward contracts for corn, natural gas, and denaturant as well as remaining amounts for construction in progress.

Crude Corn Oil Purchase Agreement

On June 24, 2008, LSCP entered into an agreement with Soy Energy, LLC, an Iowa limited liability company (“Soy Energy”), in which Soy Energy will purchase 820,000 pounds of corn oil produced by LSCP per month, with a conditional option to purchase additional corn oil.

The Agreement will have an initial term of three years, commencing on the date of the first delivery of corn oil under the Agreement, with automatic renewal periods of one year. The Agreement may be terminated upon written notice from either party within ninety days of the expiration of a term, for uncured breach or cause, if LSCP ceases the production/separation of corn oil, or if Soy Energy fails to provide a date of first delivery for corn oil prior to June 30, 2010.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three-month period and nine-month period ended June 30, 2008, compared to the same period of the prior fiscal year.  This discussion should be read in conjunction with the consolidated financial statements and notes and the Management’s Discussion and Analysis section for the fiscal year ended September 30, 2007, included in the Company’s Annual Report on Form 10-K.

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

Overview

Little Sioux Corn Processors, L.L.C. (the “Company”) is an Iowa limited liability company that owns the sole general partnership interest of LSCP, LLLP, (the “Partnership”) an Iowa limited liability limited partnership.  As general partner, we currently manage the business and day-to-day operations of the Partnership’s 92 million gallon per year (MGY) ethanol plant located near Marcus, Iowa in northwest Iowa.  We currently own a 60.15% ownership interest in the Partnership.  The Partnership has two wholly owned subsidiaries, Akron Riverview Corn

Processors, LLC (“Akron”) and Twin Rivers Management Co., LLC (“Twin Rivers”).  Akron is an Iowa limited liability company that is developing a 100 MGY ethanol plant in Plymouth County, near Akron, Iowa, however, further development of this project is currently suspended.  Twin Rivers is an Iowa limited liability company that anticipates managing Akron’s ethanol plant once constructed.  The Company, its Partnership, and the Partnership’s subsidiaries are collectively referred to in this report as “LSCP,” “we,” or “us.”  The Company invested in Vision Processing Technologies, Inc. (“Vision”), a Minnesota corporation and particle processing manufacturer.

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

Corn is supplied to us primarily from local agricultural producers and from purchases of corn on the open market. After processing the corn, our ethanol is sold to Archer Daniels Midland Co. (“ADM”), which subsequently markets and sells the ethanol to gasoline blenders and refineries located throughout the continental United States.  The revenue we receive from the sale of ethanol to ADM is based upon the price that ADM receives from the sale to its customers, minus a marketing fee and commission.  While we can obtain the final price for our ethanol from ADM on a daily basis, for administrative reasons, we settle the final price with ADM on a monthly basis.

We sell some of our distillers grains directly to local farmers. The remainder is sold through our marketing agreement with CHS, Inc., a Minnesota cooperative corporation (“CHS”), that markets and sells our distillers grains to livestock feeders.  For our distillers grains sold by CHS, we receive a percentage of the selling price actually received by CHS from its customers.

We directly market and sell our corn oil to regional wholesalers and end users.  Presently, the end use of our corn oil is in the livestock and biodiesel industries.  We recently entered into an agreement with Soy Energy, LLC, an anticipated biodiesel plant also in Marcus, Iowa, for the sale of a large portion of our corn oil supply, when the biodiesel plant commences operation.

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

Our two largest costs of production are corn and natural gas.  The cost of corn is affected primarily by factors over which we lack any control such as crop production, carryout, exports, government policies and programs, risk management and weather.  Natural gas prices fluctuate with the energy complex in general.  Over the last few years, natural gas prices have trended higher than average and it appears prices will continue to trend higher due to the high price of alternative fuels such as fuel oil.  Our costs of production are also affected by the cost of complying with the extensive environmental laws that regulate our industry.

Results of Operations for the Nine Months Ended June 30, 2008 and 2007

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our consolidated statements of operations for the nine months ended June 30, 2008 and 2007:

	June 30, 2008		June 30, 2007
Income Statement Data	Amount	%	Amount	%
Revenues	$156,367,719	100.0	$99,893,709	100.0

Cost of Goods Sold	94,633,733	60.52	65,077,754	65.15

Gross Profit	61,733,986	39.48	34,815,955	34.85

Operating Expenses	6,731,039	4.30	3,728,931	3.73

Operating Income (Loss)	55,002,947	35.18	31,087,024	31.12

Total Other Income (Expense)	(1,634,678)	(1.05)	877,901	0.88

Net Income Before Minority Interest	53,368,269	34.13	31,964,925	32.00

Minority Interest in Subsidiary Income	21,350,391	13.65	12,800,320	12.81

Net Income	$32,017,878	20.48	$19,164,605	19.18

Revenues. The increase in revenues from the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007 is due primarily to an increase in the number of gallons of ethanol we sold due to completion of our plant expansion.  The average price received for our ethanol for the nine months ended June 30, 2008 increased only moderately compared to the average price received for ethanol during the nine months ended June 30, 2007.  The increase in revenues was partially offset by our losses from derivative instruments related to ethanol hedging which increased by approximately $7,111,000 from the nine moths ended June 30, 2007 to the nine months ended June 30, 2008. These losses from derivative instruments are recorded as a reduction of revenue. Revenue from sales of our co-products increased by approximately 92% in the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007 due to increased production of the co-products resulting from our plant expansion and an increase in the average price received for our co-products.

Growth in ethanol usage has been supported by regulatory requirements dictating the use of renewable fuels, including ethanol. The Energy Independence and Security Act of 2007 signed into law on December 19, 2007, increased the mandated minimum use of renewable fuels to 9 billion gallons in 2008 (up from a 5.4 billion gallon mandated for 2008 under the Energy Policy Act of 2005). The mandated usage of renewable fuels increases to 36 billion gallons in 2022. In April 2008, Governor Perry of Texas requested the Environmental Protection Agency (EPA) to waive or restructure these renewable fuels mandates.  However, on August 7, 2008 the EPA refused the request and left the renewable fuels standard in place.  If the EPA had decided to waive or restructure the renewable fuels mandates, such changes would have likely had a significant negative impact on our business and we cannot be certain that changes in economics or other conditions will not warrant changes to the renewable fuels mandates in the future.

It is expected that annual ethanol production capacity in the U.S. will total in excess of 12 billion gallons annually by the end of 2008. This additional capacity may cause supply to exceed demand, even with renewable fuels mandates. If additional demand for ethanol is not created, through either additions to discretionary blending (through increased penetration rates in areas that blend ethanol today or through the establishment of new markets where little to no ethanol is blended today), or through increased governmental mandates at either the federal or state level, the excess supply may cause ethanol prices to decrease, perhaps substantially.

We expect ethanol prices to remain steady through 2008 because of strong energy pricing.  We expect the sale price of distillers grain to remain strong during the remainder of fiscal year 2008 and to fluctuate in tandem with the price of corn.  As a result, we conservatively expect the percentage of revenues from the sale of fuel ethanol and the percentage of revenue from the sale of distillers grains to remain steady during the fiscal year 2008.

With respect to co-products, we are exploring new ways to market and utilize our corn oil and we believe this will result in the continued increase of our sales for our co-products. To that end, we have contracted to sell our corn oil directly to an anticipated nearby biodiesel plant, Soy Energy, LLC.  Currently, we are running our corn oil separation unit to the extent we can sell our corn oil to other sources.

Cost of Goods Sold. Our cost of goods sold as a percentage of revenues were 60.52% and 65.15% for the nine months ended June 30, 2008 and 2007, respectively. The decrease in our cost of goods sold from period to period is primarily due to our increased gains from hedging.

Gains from hedging increased by approximately $48,635,000 from the nine months ended June 30, 2007 compared to the nine months ended June 30, 2008.  Increased gains from hedging for the nine months ended June 30, 2008 offset all of our increase in costs of goods sold.  We are marking to market our hedge positions, which means as the current market price of our hedge positions changes, the gain and losses are immediately recognized in our cost of goods sold.  Therefore, gains or losses included in the results for this period may also be for anticipated corn purchases in future periods.

Corn costs significantly impact our cost of goods sold.  As of July 15, 2008, the United States Department of Agriculture (USDA) estimated that the price for corn in the 2007/2008 marketing year would average $4.25 to $4.45 per bushel and for the 2008/2009 marketing year the average $4.90 to $5.90 per bushel.  The USDA expected increased competition from soybeans for the 2009 acres would lead to increased corn prices.  In addition, the flooding in the Midwest has led to uncertainty about this year’s corn yields.  The shorter growing season could effect the quality or quantity of the corn crop.  Therefore, the delay in planting will make estimating prices difficult until the harvest season actually begins.  If predicted corn yields are largely accurate, then we anticipate prices may remain steady or decrease, but if actual corn yields are lower than estimated, corn prices will likely increase further.

Natural gas prices have fluctuated significantly during 2007 and 2008, and could again increase significantly as a result of actual or perceived shortages in supply.  We expect continued volatility in the natural gas market.  Global demand for natural gas is expected to continue to increase, which may drive up prices.  Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our profit margins.  Natural gas prices are a large component of our cost of goods sold and we anticipate the price we pay for natural gas will continue to be volatile from period to period.

Operating Expenses. Our operating expenses as a percentage of revenues increased for the nine months ended June 30, 2008 and June 30, 2007, which were 4.30% and 3.73% respectively, due largely to increased research and development expenditures.

Operating Income. Our income from operations for the nine months ended June 30, 2008 totaled approximately $55,003,000 compared to income of approximately $31,087,000 for the nine months ended June 30, 2007. This increase was largely a result of increased hedging gains, which was partially offset by higher corn prices and our increased production due to expansion of our plant.

Other Income (Expense).  Our other income (expense) totaled a loss of approximately $1,635,000 for the nine months ended June 30, 2008 compared to income of approximately $878,000 for the same period in 2007. The net increase in expense is primarily due to interest now being expensed since the plant expansion is substantially complete, whereas in 2007 the majority of interest was capitalized.  For more information see “Indebtedness” below.

Results of Operations for the Three Months Ended June 30, 2008 and 2007

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our consolidated statements of operations for the three months ended June 30, 2008 and 2007:

	June 30, 2008		June 30, 2007
Income Statement Data	Amount	%	Amount	%
Revenues	$73,027,140	100.0	$33,213,669	100.0

Cost of Goods Sold	43,405,745	59.44	32,341,266	97.37

Gross Profit	29,621,395	40.56	872,403	2.63

Operating Expenses	2,359,368	3.23	1,200,206	3.61

Operating Income (Loss)	27,262,027	37.33	(327,803)	(0.99)

Total Other Income	699,565	0.96	675,759	2.03

Net Income Before Minority Interest	27,961,592	38.29	347,956	1.05

Minority Interest in Subsidiary Income	11,168,315	15.29	167,068	0.50

Net Income	$16,793,277	23.00	$180,888	0.54

Revenues. The increase in revenues from the three months ended June 30, 2008 compared to the three months ended June 30, 2007 is due primarily to an increase in the number of gallons of ethanol we sold due to completion of our plant expansion.  The average price received for our ethanol for the three months ended June 30, 2008 increased approximately 7% compared to the average price received for ethanol during the three months ended June 30, 2007.  The increase in revenues was partially offset by our losses from derivative instruments related to ethanol hedging which increased by approximately $3,119,000 from the three months ended June 30, 2007 to the three months ended June 30, 2008.  These loss amounts are recorded as a reduction of revenue. Revenue from sales of our co-products increased by approximately 138% in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 due to increased production of the co-products resulting from our plant expansion and an increase in the average price received for our co-products.

Cost of Goods Sold. Our cost of goods sold as a percentage of revenues were 59.44% and 97.37% for the three months ended June 30, 2008 and 2007, respectively. The decrease in our cost of goods sold from period to period is primarily due to increased hedging gains. Gains from hedging increased by approximately $36,048,000 from the three months ended June 30, 2007 to the three months ended June 30, 2008.  Increased gains from hedging for the three months ended June 30, 2008 offset all of our increase in costs of goods sold.  We are marking to market our hedge positions, which means as the current market price of our hedge positions changes, the gain and losses are immediately recognized in our cost of goods sold.  Therefore, gains or losses included in the results for this period may also be for anticipated corn purchases in future periods.

Corn costs significantly impact our cost of goods sold. For the three months ended June 30, 2008, we paid an average of $5.62 per bushel of corn.  For the three months ended June 30, 2007, we paid an average of $4.36 per bushel of corn.  The per bushel cost of corn purchased increased approximately 29% in the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, without taking our corn hedges into account.  When our corn hedges are factored in, the per bushel cost of corn purchased decreased approximately 30% for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

For the three months ended June 30, 2008, we paid a weighted average of $10.85 per mmbtu of natural gas.  For the three months ended June 30, 2007, we paid a weighted average of $7.51 per mmbtu.  The price we paid for the three months ended June 30, 2008 is up from the price paid for the three months ended June 30, 2007 and was partially offset from gains from natural gas hedges.  Natural gas prices are a large component of our cost of goods sold and we anticipate the price we pay for natural gas will continue to be volatile from period to period.

Operating Expenses. Our operating expenses as a percentage of revenues were 3.23% and 3.61% for the three months ended June 30, 2008 and 2007, respectively.  This slight decrease resulted from increased efficiencies from operating the expanded plant at the new higher ethanol production rate.

Operating Income (Loss). Our income from operations for the three months ended June 30, 2008 totaled approximately $27,262,000 compared to a loss of approximately $328,000 for the three months ended June 30, 2007. This increase was a result of the substantial increase in revenue and gross profit, which resulted largely from our increased operating capacity after completion of our plant expansion and our increased hedging gains.  We had less expense associated with the development of Akron for the three months ended June 30, 2008, which was offset by increased research and development expenditures.

Other Income (Expense).  Our other income remained relatively constant for the three months ended June 30, 2008 and June 30, 20007, which totaled approximately $700,000 and $676,000 respectively.  In 2007, we were capitalizing interest costs incurred, but expensed most of these costs in 2008 as the plant was substantially complete.  In addition, our interest rate swap increased approximately $1,386,000 in value during the three months ended June 30, 2008 compared with an increase of approximately $397,000 during the same period in 2007.

Changes in Financial Condition for the Nine Months Ended June 30, 2008

Total assets were approximately $205,928,000 at June 30, 2008 compared to approximately $136,412,000 at September 30, 2007. Current assets totaled approximately $91,320,000 at June 30, 2008, up from approximately $26,498,000 at September 30, 2007. The change in total assets is due to an increase of all our categories of assets, as a result of our plant expansion which increased our plant buildings and equipment with an increase in our inventory and accounts receivable due to our increased production capacity.  In addition, we have substantially more raw materials on hand at June 30, 2008 then we did at September 30, 2007, because of our plant expansion to 92 MGY production and expanded storage facilities.

Total current liabilities totaled approximately $16,115,000 at June 30, 2008 compared to approximately $23,988,000 at September 30, 2007.  This decrease resulted primarily from refinancing our debt on a long-term basis.  Accrued expenses increased primarily as a result of higher accrued interest related to additional debt at June 30, 2008 compared to September 30, 2007. Additionally, long-term debt, net of current maturities, totaled approximately $65,145,000 at June 30, 2008 up from approximately $25,743,000 at September 30, 2007. This increase occurred as a result of additional debt resulting from the expansion of our plant.

Strategies

Marcus Plant Operations

During fiscal year 2006, we commenced a plant expansion to increase the ethanol production capacity of our plant by 40 million gallons to 92 million gallons annually. We currently expect that the total cost of the expansion project will be approximately $75,000,000, approximately $2,200,000 more than originally estimated.  The increase was due to our purchase of an oil separation unit.  We did not, however, increase the amount of our construction loan to include this additional $2,200,000 cost as we have paid approximately $1,800,000 for the oil separation unit with our cash from operations and will repay the remaining balance on the oil separation unit from our cash as well.  The oil separation unit is currently operating at our plant, but not yet at full capacity.  We received our certificate of substantial completion on the expansion on January 15, 2008 and commenced operating at the 92 million gallon capacity on January 19, 2008. Final land grading and rail siding work is expected to be complete by early fall 2008.

On April 5, 2007, we entered into an Amended and Restated Construction Loan Agreement (the “Amended Agreement”) with First National Bank of Omaha, N.A. (“FNBO”) to finance the 40 million gallon expansion.  In July 2008 we entered into the fifth amendment to the Amended Agreement, which converted the construction loan and Term Note 3 into term debt consisting of a swap loan for $36,500,000, a variable rate loan of $34,054,560 and a long term revolving loan of $10,000,000.  For additional information regarding our expansion debt financing commitment, see “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness, Expansion Debt Financing.”

Management anticipates that the plant will continue to operate at or above our expanded name-plate capacity of 92 MGY.  Although tangential work on our plant expansion project, such as rail siding, road work and landscaping, will continue until early fall 2008, we do not anticipate that this work will substantially interfere with our production capabilities.

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

We expect our total operating costs to increase because of the increase in our production capacity for our completed plant expansion.  We expect to offset the increase in operating costs by increased ethanol revenues, however, a variety of market factors can affect both operating costs and revenues and many of these factors are beyond our control.

Akron Ethanol Plant Development

As of the date of this report, further development of Akron’s ethanol plant remains suspended.  We continue to monitor the market conditions to determine if and when this project will be feasible.  We entered into a Third Amendment and Extension to the Letter of Intent between Akron and Fagen, Inc. (“Fagen”), effective as of May 30, 2008 (the “Third LOI Amendment”).  The Third LOI Amendment gives the parties until December 31, 2008 to execute definitive documents for the construction of the plant.  If the definitive documents are not entered into by such time, then the agreement may be terminated.  The Third LOI Amendment also sets the contract price at approximately $149,912,000 or Fagen’s then current price.  This contract price will be effective through November 30, 2008.  If Akron has not given Fagen a notice to proceed by this time, then the contract price shall adjust on December 1, 2008, and on the first day of each month thereafter that a notice to proceed is not given, to Fagen’s then current price for the construction project.

There is no assurance that our involvement with the Akron plant, or the project, will be successful.  We will continually evaluate market conditions to determine the feasibility of resuming the Akron project.  There is no assurance that the Akron project will be further developed or completed.

Vision

On May 20, 2008, we purchased 3,400,000 shares of the preferred stock of Vision representing a 40% ownership interest in Vision for $2,000,000.  Vision is a Minnesota corporation and a particle processing manufacturer.  Under the terms of the stock purchase transaction, we are entitled to appoint two of the five directors to Vision’s Board of Directors and are given veto power over certain actions of the Vision’s Board of Directors and Members.  We anticipate conducting research and development projects with Vision.

Deregistration

On May 21, 2008, we announced our intent to engage in a reclassification and reorganization of our membership units.  The proposed transaction will provide for the reclassification of our units into three separate and distinct classes.

If the proposed reclassification is approved, we expect that each member of record holding 250 or more units will receive one Class A unit for each common equity unit held by such unit holders prior to the reclassification; each member of record holding as many as 249 units and as few as 125 units will receive one Class B unit for each common equity unit held by such unit holders immediately prior to the reclassification; and our unit holders of record who hold 124 or fewer units will receive one Class C unit for each common equity unit held by such unit holders immediately prior to the reclassification.

If the Company’s members approve the proposed amendments to our operating agreement and the reclassification is implemented, we anticipate having fewer than 300 unit holders of record of our common equity units with the remaining approximately 600 unit holders split into two additional classes, which would allow us to voluntarily terminate the registration of our units under the Securities and Exchange Act of 1934.

Distribution

The board of directors have not approved, nor have any distributions been paid, during the three months ended June 30, 2008.

Liquidity and Capital Resources

The following table shows cash flows for the nine months ended June 30, 2008 and 2007:

	2008	2007
Net cash provided by operating activities	$33,669,720	$35,596,173
Net cash used in investing activities	$(14,445,926)	$(22,693,259)
Net cash provided by (used in) financing activities	$18,818,691	$(7,547,275)
Net increase in cash and equivalents	$38,042,485	$5,355,639

Operating Cash Flows. Cash provided by operating activities was approximately $33,670,000 for the nine months ended June 30, 2008, which was a decrease from the approximately $35,596,000 provided by operating activities for the nine months ended June 30, 2007. This decrease was the result of higher current asset balances with the expanded plant in operations and increased derivatives activity.  Our capital needs are being adequately met through cash from our operating activities and our current credit facilities.

Investing Cash Flows. Cash used in investing activities was approximately $14,446,000 for the nine months ended June 30, 2008, compared to approximately $22,693,000 for the nine months ended June 30, 2007. This decrease in cash used resulted from the expansion of our plant being completed in January 2008 and with the majority of the costs spent on the expansion during the nine months ended June 30, 2007.

Financing Cash Flows. Cash provided by financing activities was approximately $18,819,000 for the nine months ended June 30, 2008, compared to approximately $7,547,000 in cash used for financing activities for the nine months ended June 30, 2007.  This change was a result of receiving proceeds from our construction note during the nine months ended June 30, 2008, which served to replenish capital expenditures previously paid with cash on hand.  We also used cash to pay down our debt by approximately $1,762,000 for the nine months ended June 30, 2008 compared to approximately $2,470,000 for the nine months ended June 30, 2007.

Indebtedness

Short-Term Debt Sources. We maintain a line of credit with First National Bank of Omaha to finance short-term working capital requirements.  This line of credit was initially set to expire in March 2008, however, we executed several amendments with First National Bank of Omaha to extend this line of credit, which most recently was extended through March 31, 2009.  Under the amendment in June 2008, the amount we could borrow under the line of credit was increased from $5,000,000 to $10,000,000.  The interest payable on the line of credit is due monthly at the one-month LIBOR plus 2.80%. We pay a commitment fee of 0.25% on the unused portion of the line. The maximum available credit under this line of credit is based on receivable and inventory balances. Our current receivable and inventory balances are not sufficient to allow us to use the maximum amount of the operating line of credit. The operating line of credit is subject to protective covenants requiring us to maintain various financial ratios, which ratios we are currently in compliance with, and is secured by all of our business assets. There was no outstanding balance as of June 30, 2008.

We had short-term debt financing consisting of a construction note for up to $73,000,000 for the partial funding of the 40 MGY expansion to the Marcus facility.  The principal balance on this note was approximately $61,382,000 as of July 30, 2008 when it converted into term notes.  See “Expansion Debt Financing” below for a description of the converted term notes.

Long-Term Debt Sources. We have long-term debt financing consisting of three term notes held by First National Bank of Omaha and referred to as Term Notes 2, 3, and 4. At June 30, 2008, the principal balance on Term Note 2 was $9,058,774. Term Note 2 is payable in quarterly installments. Interest on Term Note 2 is at the three-month LIBOR plus 2.80%, which totaled 5.48% as of June 30, 2008. Term Note 2 was extended until July 20, 2008 and then renewed and rolled in with our construction loan and is now payable in full on July 20, 2013 (referred to after conversion as the “Amended and Restated Existing Swap Note”).  We will begin making payments under the Amended and Restated Existing Swap Note on September 1, 2008.  The Amended and Restated Existing Swap Note will be payable in quarterly installments and interest will be at the three month LIBOR plus 3.0%.

Term Note 3 was converted with the construction loan into a variable rate term loan in the amount of approximately $34,055,000, which includes additional amounts after June 30, 2008 available for the completion of the expansion construction.

At June 30, 2008, there was no principal balance on Term Note 4 and it expired on July 20, 2008 without a balance.

We have a note in the amount of $24,305 payable to the Iowa Energy Center on which we pay monthly installments of $3,472 without interest. This note is secured by real estate, but is subordinated to the term notes. It matures on January 29, 2009.

We have a note with Farmers State Bank of Marcus, Iowa in the amount of $28,581 on which we pay monthly installments of $5,921, including interest at 6%. This note is secured by real estate, but is subordinated to the term notes. It matures on January 29, 2009.

We have a note totaling $154,000 payable to the Iowa Department of Economic Development on which we pay monthly installments of $1,167 without interest. This note is secured by all equipment and matures on July 1, 2009.

Expansion Debt Financing. We have entered into an Amended and Restated Construction Loan Agreement with First National Bank of Omaha, N.A. (“FNBO”) to finance the 40 million gallon expansion of our plant.  Under the Amended and Restated Construction Loan Agreement, FNBO has agreed to loan us up to $73,000,000 (the “Construction Loan”) for the purpose of partially funding the construction of the 40 million gallon per year expansion of our facility and the subsequent replacement of the Construction Loan with an amount of up to $82,278,227 (the “Term Loan”), together with a $10,000,000 operating line of credit and letter of credit facility (the “Operating Loan”) and swap contracts.

Subsequently, we entered into five amendments to the Amended and Restated Construction Loan Agreement (the Amended and Restated Construction Loan Agreement together with the amendments are collectively referred to as the Amended Agreement).  These amendments made only minor changes to our loan agreement.  The first amendment increased the total expansion costs, but not our borrowings, to $75,000,000.  This $2,000,000 increase was to accommodate our purchase of a corn oil separation unit.  Our borrowings under the Amended Agreement did not increase because we are paying for the corn oil separation unit out of our cash funds, of which approximately $1,800,000 has already been paid.  The second amendment extended our Operating Loan to April 30, 2008, originally set to expire in March 2008.  The third amendment further extend our Operating Loan to June 1, 2008.  The fourth amendment extended our Term Notes 2, 3 and 4 to July 20, 2008 and at the same time we extended our Operating Loan to March 31, 2009.  The fifth amendment converted the Construction Loan and Term Note 3 into term debt consisting of a swap loan for $36,500,000, a variable rate loan of approximately $34,055,000 and a long term revolving loan of $10,000,000.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving promissory note and term notes which have variable interest rates.  Specifically, we have approximately $36,495,000 outstanding in variable rate debt as of June 30, 2008. The specifics of each note are discussed in greater detail in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness.”

In order to achieve a fixed interest rate on portions of our debt, we entered into an interest rate swap, which help protect our exposure to increases in interest rates and the swap fixes the interest rate on the $36,500,000 of debt under the swap note, that resulted from conversion of our construction loan, at 7.68% for the period of March 1, 2008 to March 1, 2013.  When the three-month LIBOR plus the applicable premium exceeds the fixed rate of 7.68%, we receive payments for the difference between the market rate and the swap rate.  Conversely, when the three-month LIBOR plus the applicable premium is below 7.68%, we make payments for the difference between the market rate and the swap rate.  While our exposure is now greatly reduced, there can be no assurance that the interest rate swap agreement will provide us with protection in all scenarios.  For example, if interest rates were to fall below 7.68%, we would still be obligated pay interest at the fixed rate.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. At June 30, 2008 and September 30, 2007, the gross value of our derivative instruments for corn, natural gas, and ethanol was an asset of approximately $13,901,000 and an asset in the amount of approximately $9,426,000, respectively. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

To manage our natural gas price risk, we entered into a natural gas purchase agreement with our supplier to supply us with natural gas. This purchase agreement fixes the price at which we purchase natural gas. We have purchased a portion of our fiscal year 2008 natural gas requirements utilizing both cash, futures and options contracts. We may also purchase additional natural gas requirements for our fiscal year 2008 as we attempt to further reduce our susceptibility to price increases. We have entered into ethanol derivative instruments to hedge the variability of ethanol prices.

A sensitivity analysis has been prepared to estimate our exposure to corn, ethanol and natural gas price risk. The table presents the net fair value of our derivative instruments as of June 30, 2008 and September 30, 2007 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

	Fair Value	Effect of Hypothetical Adverse Change — Market Risk
June 30, 2008	$13,901,000	$(1,390,100)
September 30, 2007	$9,426,000	$(942,600)

ITEM 4T.  CONTROLS AND PROCEDURES.

Our management, including our President and Chief Executive Officer (the principal executive officer), Stephen Roe, along with our Chief Financial Officer (the principal financial officer), Gary Grotjohn, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2008.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Except as described above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred in the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Risk factors are discussed in our annual report on Form 10-K.  The risks described in our annual report on Form 10-K are not the only risks facing us.  The following risk factors are provided to supplement and update the risk factors previously disclosed in our Form 10-K.  The risk factors set forth below should be read in conjunction with the considerations set forth above in “MANAGEMENT’S DISCUSSION AND ANALYSIS” and the risk factors set forth in our annual report on Form 10-K.

Recent flooding in the Midwest may have a negative impact on our ability to obtain feedstock.  The Midwest experienced significant flooding in June 2008.  This resulted in some acres not being able to be planted for the season and other acres being planted late.  A shorter planting season may effect the quality or quantity of the corn crop.  If this results in less corn being produced, we may have difficulty obtaining adequate amounts of corn to operate our plant or may not be able to obtain corn at profitable prices, which would have a negative impact on our business.

Recent threats to tariffs imposed on ethanol imported into the United States may result in the expiration of these tariffs, which would likely increase competition for our product.  Brazil is expected make a complaint with the World Trade Organization (WTO) about the United States ethanol tariffs.  Brazil plans to ask the WTO to establish a panel on the matter and conduct a two month consultation on the issue.  We could face increased competition for sales of our ethanol and domestic demand for our product could decrease if these tariffs were removed, which could have a negative impact on our profitability.

We are proposing to our members that we reclassify and reorganize our membership units so that we may voluntarily terminate the registration of our units under the Securities and Exchange Act of 1934, and this proposal may have negative effects to our business.  If our members do not approve the reclassification and reorganization of our membership units, we will incur costs associated with making such a proposal to our members and will incur costs associated with continuing to have our units registered under the Securities and Exchange Act of 1934.  If our members do approve the reclassification and reorganization of our membership units, our members will lose the benefits of access to the information concerning our company that is required to be disclosed in periodic reports to the Securities and Exchange Commission and the benefits of statutory safeguards imposed by the requirements of the Sarbanes Oxley Act.  In addition, if we proceed with deregistration, the value and liquidity of our units may be reduced and potential future needs for equity capital may be more difficult to achieve, due to stricter trading and selling rules for private companies.  For these reasons, proceeding with the reclassification, reorganization and deregistration of our units may have a negative impact on our business.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibits are filed as part of this report.

Exhibit No.	Description	Method of Filing
10.1	Third Amendment and Extension to Letter of Intent between Fagen, Inc. and Akron Riverview Corn Processors, LLC*	*

10.2	Amendments 1-5 to Construction Loan*	*

31.1	Certificate pursuant to 17 CFR 240.13a-14(a)*	*

31.2	Certificate pursuant to 17 CFR 240.13a-14(a).*	*

32.1	Certificate pursuant to 18 U.S.C. § 1350.*	*

32.2	Certificate pursuant to 18 U.S.C. § 1350.*	*

(*)           Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITTLE SIOUX CORN PROCESSORS, L.L.C.

Date:	August 19, 2008	/s/ Stephen Roe
Stephen Roe
President and Chief Executive Officer

Date:	August 19, 2008	/s/ Gary Grotjohn
Gary Grotjohn
Chief Financial Officer